Form 10-Q
period 2021-09-30
Concord Acquisition Corp III
filed 2021-12-16
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Concord Acquisition Corp III
(Exact name of registrant as specified in its charter)

Delaware	001-41013	86-2171699
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

477 Madison Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 883-4330

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	CNDB.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	CNDB	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CNDB.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of December 16, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2021

Assets
Current assets:
Cash	$80,688
Deferred offering costs associated with initial public offering	243,041
Total assets	$323,729

Liabilities and shareholder's equity
Current liabilities:
Accrued offering costs and expenses	$128,352
Promissory note - related party	175,000
Total current liabilities	303,352

Commitments and contingencies

Shareholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)	863
Additional paid-in capital	24,137
Accumulated deficit	(4,623)
Total shareholders' equity	20,377
Total liabilities and shareholders' equity	$323,729

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture. (See Note 7 and Note 8)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the
		Period from
		February 18,
		2021
	For the	(Inception)
	three months ended	to
	September 30,	September 30,
	2021	2021
	(Unaudited)	(Unaudited)

Formation costs	$(4,150)	$(4,623)
Net loss	$(4,150)	$(4,623)

Weighted average shares outstanding, basic and diluted (1)	7,500,000	7,500,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

(1) This number excludes up to 1,125,000 shares of Class B common stock subject to forfeiture. (See Note 7 and Note 8)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the period from February 18, 2021 (inception) through September 30, 2021

					Total
	Class B Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares(1)	Amount	In Capital	Deficit	Equity
Balance — February 18, 2021(inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(473)	(473)
Balance as of June 30, 2021(Unaudited)	8,625,000	863	24,137	(473)	24,527
Net loss	—	—	—	(4,150)	(4,150)
Balance as of September 30, 2021(Unaudited)	8,625,000	$863	$24,137	$(4,623)	$20,377

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture. (See Note 7 and Note 8)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from February 18, 2021 (inception) through September 30, 2021

For the period from
February 18, 2021
(Inception) to September 30,
2021
Cash flows from operating activities:
Net loss	$(4,623)
Changes in current assets and liabilities:
Accrued offering costs and expenses	473
Net cash used in operating activities	(4,150)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of promissory note to related party	175,000
Payments of deferred offering costs associated with initial public offering	(115,162)
Net cash provided by financing activities:	84,838

Net increase in cash	80,688
Cash, beginning of period	—
Cash, end of period	$80,688

Supplemental disclosure of noncash operating and financing activities:
Deferred offering costs in accrued offering costs and expenses	$127,879

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations and Going Concern

Concord Acquisition Corp III (the “Company”) is a newly organized, blank check company incorporated on February 18, 2021, as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination").

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) as discussed below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Concord Sponsor Group III LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA2 Co-Investment” and, together with the Sponsor, the “Sponsors”).

The registration statement for the IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company completed its IPO of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of  $10.00 per Unit, generating gross proceeds of $345,000,000 which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the "Private Placement Warrants"), each at a price of $1.00 per Private Warrant, generating total proceeds of $9,400,000, which is described in Note 4.

The Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000 (the “Sponsors Loans”). The Sponsor Loans shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants, which are described in Note 7.

Offering costs amounted to $18,394,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $455,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability recorded in accumulated deficit.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

NOTES TO THE FINANCIAL STATEMENTS

Upon the closing of the IPO, a total of $351,900,000 ($10.20 per Unit) of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination in accordance with the terms of its amended and restated certificate of incorporation) from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination within 18 months (or up to 24 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.20 per public share.

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

In accordance with guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, “Distinguishing Liabilities From Equity”, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. The public shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize this change immediately.

Initial Business Combination

The Company will have only 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination in accordance with the terms of its amended and restated certificate of incorporation) from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

NOTES TO THE FINANCIAL STATEMENTS

The Sponsors, officers and directors will enter into a letter agreement with the Company, pursuant to which they have agreed to waive: (1) their redemption rights with respect to any founder shares (as described in Note 5) and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below: (1) $10.20 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had $80,688 in cash and a working capital deficiency of $222,664 (excluding deferred offering costs). Management has subsequently raised additional funds for operations through an IPO as discussed in Note 3.

The Company’s liquidity needs through September 30, 2021 were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $175,000 under the Note (as defined in Note 5). The Company repaid the Note in full on November 8, 2021. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there was no amounts outstanding for Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTES TO THE FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of accounting, legal, and other expenses incurred through the balance sheet date that are directly related to the IPO. Deferred offering costs will be allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Upon completion of the IPO, offering costs associated with warrant liabilities will be expensed, and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock will be charged to stockholders’ equity. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTES TO THE FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging". Derivative instruments recognized as assets or liabilities are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company will account for the 26,650,000 warrants to be issued in connection with the IPO (the 17,250,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of common stock that were subject to forfeiture if the overallotment option was not exercised by the underwriters (see Note 7). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

NOTES TO THE FINANCIAL STATEMENTS

Sponsor Loans

Simultaneously with the closing of the IPO, as discussed in Note 8, the Company executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

The Company will account for the $6,900,000 in Sponsor Loans issued as part of the IPO using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the Sponsor Loans to simplify the accounting model applied to that class of financial instruments.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended September 30, 2021 and for the period from February 18, 2021(inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTES TO THE FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

Units

Pursuant to the IPO, as discussed in Note 8, the Company sold 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each public warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such Unit.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

NOTES TO THE FINANCIAL STATEMENTS

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of the Class A common stock shall mean the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. This redemption feature differs from the typical warrant redemption features used in many other blank check offerings. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A common stock per warrant (subject to adjustment).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, as discussed in Note 8, the Company completed a private placement of an aggregate of 9,400,000 warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination. In addition, the Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. See Note 5 for further details.

Note 5 — Related Party Transactions

Founder Shares

On March 1, 2021, the Sponsor paid $25,000 in exchange for 7,187,500 shares of Class B common stock (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 28,750,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO.

As discussed in Note 8 below, on November 4, 2021, the Company’s board of directors approved the issuance of 1,437,500 shares of Class B common stock in the form of a stock dividend, resulting in an aggregate of 8,625,000 Class B common shares outstanding. At September 30, 2021,  the total number of Class B common shares outstanding have been adjusted to reflect the issuance of the additional shares. The number of founder shares outstanding was adjusted based on the IPO of 34,500,000 Units such that the founder shares would represent 20% of the outstanding shares after the IPO.

NOTES TO THE FINANCIAL STATEMENTS

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”).

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. This loan is noninterest bearing, unsecured and due at the later of July 31, 2021 or the closing of the IPO. This loan was repaid upon the closing of the IPO. As of September 30, 2021, the Company had borrowed $175,000 under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. At September 30, 2021, no such Working Capital Loans were outstanding.

Sponsor Loans

As discussed in Note 8 below, in connection with the IPO, the Company executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsors Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share with the proceeds of the Sponsors Loans being added to the Trust Account. The Sponsors Loans are non-interest bearing with the principal balance to be repaid or converted into warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. All accrued and unpaid principal of the Sponsor Loans that is not converted into warrants shall continue to remain outstanding and to be subject to the terms and conditions of the Sponsor Loans and will become payable on the date the initial Business Combination is completed. If converted, the Sponsor Loan Warrants would be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsors Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Company’s public stockholders.

Administrative Service Fee

The Company will enter into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

NOTES TO THE FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

As discussed in Note 8, in connection with closing of the IPO, the underwriters were paid a cash underwriting discount of $6,900,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% or $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding. See Note 8 for additional information.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, there were 8,625,000 shares of Class B common stock issued and outstanding, of which 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the founder shares represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO.

As discussed in Note 8, the Underwriters' exercised their over-allotment allowance in full. As a result, after the closing of the IPO, there are no shares subject to forfeiture. The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination ; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares.

NOTES TO THE FINANCIAL STATEMENTS

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (not including the Class A common stock issuable upon exercise of the Private Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Note 8— Subsequent Events

On November 3, 2021 (the “Effective Date”), the registration statements for the IPO were declared effective by the SEC. On November 8, 2021, the Company completed its IPO of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000 which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,260,606 Private Placement Warrants to the Sponsor and 1,139,394 Private Placement Warrants to CA2 Co-Investment, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000, which is described in Note 4.

The Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into warrants (“Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

Offering costs amounted to $18,394,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $455,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability recorded in accumulated deficit. In addition, $2,089,239 of cash was held outside of the Trust Account and is available for working capital purposes.

On November 4, 2021, the Company’s board of directors approved the issuance of 1,437,500 shares of Class B common stock in the form of a stock dividend, resulting in an aggregate of 8,625,000 Class B common shares outstanding. At September 30, 2021, the total number of Class B common shares outstanding have been adjusted to reflect the issuance of the additional shares. The number of founder shares outstanding was adjusted based on the IPO of 34,500,000 Units such that the founder shares would represent 20% of the outstanding shares after the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on February 18, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our initial business combination using cash from the proceeds of our offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, (the “IPO”), described below, and, after the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 18, 2021 (inception) through September 30, 2021, we had a net loss of $4,623, which consisted of formation costs.

For the three months ended September 30, 2021, we had a net loss of $4,150, which consisted of formation costs.

Liquidity and Capital Resources

Until the consummation of the IPO, as described below, our only source of liquidity was an initial purchase of ordinary shares by the sponsors and loans from our Sponsor.

On November 8, 2021, the Company completed its IPO of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,260,606 Private Placement Warrants to the Sponsor and 1,139,394 Private Placement Warrants to CA2 Co-Investment, each at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,400,000.

The Company also executed promissory notes with the Sponsors (the “Sponsors Loans”), evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into warrants  (“Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

Offering costs amounted to $18,394,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $455,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability recorded in accumulated deficit. In addition, $2,089,239 of cash was held outside of the Trust Account and is available for working capital purposes.

Upon the closing of the IPO and the sale of the Private Placement Warrants, a total of $351,900,000 ($10.20 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal quarter ended September 30, 2020. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from February 18 (inception) through September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on September 2, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on September 2, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2021, the Company completed its IPO of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Warrant, generating total proceeds of $9,400,000.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of December 2021.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)