Form 10-K
period 2021-12-31
Concord Acquisition Corp III
filed 2022-03-18
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41013

CONCORD ACQUISITION CORP III

(Exact name of registrant as specified in its charter)

Delaware	86-2171699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

477 Madison Avenue

New York, NY 10022

(Address of principal executive offices)

(Zip Code)

(212) 883-4330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value per share Warrants to purchase one share of common stock Units, each consisting of one share of common stock and one-half of one redeemable warrant	CNDB CNDB.WS CNDB.U	The New York Stock Exchange The New York Stock Exchange The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ◻ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

The registrant was not a public company as of June 30, 2021 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 16, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the financial services and financial technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. However, members of our management team have been actively in discussions with potential business combination targets in their capacity as officers and directors of Concord Acquisition Corp (“Concord I”), an existing special purpose acquisition company sponsored by affiliates of our sponsors, and we may pursue business combination partners that had previously been in discussion with Concord I. We may also pursue business combination targets that could be in discussions with Concord Acquisition Corp II (“Concord II”), a special purpose acquisition company sponsored by affiliates of our sponsors, which completed its initial public offering in September 2021. While we may pursue a merger opportunity in any industry or sector, we intend to capitalize on the ability of our management team and sponsor to identity, acquire and manage a business in the financial services and financial technology sectors, including payments, enterprise software, and data analytics, that can benefit from our differentiated deal flow and global network. We will seek to acquire established and growing businesses that we believe are fundamentally sound with an attractive financial profile and poised for continued and accelerating growth, but potentially in need of some form of financial, operational, strategic or managerial guidance to maximize value.

On November 8, 2021, we completed an initial public offering (the “IPO,” or the “Initial Public Offering”) of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000 (the “Private Placement”). The Company also executed promissory notes with Concord Sponsor Group III LLC and CA2 Co-Investment LLC (the “Sponsors”), evidencing loans to the Company in the aggregate amount of $6,900,000 (the “Sponsor Loans”). The Sponsor Loans shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

A total of $351,900,000 of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account established for the benefit of the Company’s public stockholders.

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $900 million in assets under management as of December 31, 2021 and approximately $3.0 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

Founded in 2013, Atlas seeks to invest in compelling opportunities globally, primarily through its financial services-focused investment funds. Led by its co-founders, Bob Diamond and David Schamis, Atlas believes that changes in the regulatory landscape following the 2008 financial crisis led to an unprecedented level of disruption and created substantial investment opportunities in the financial services sector, broadly defined. Atlas takes a unique approach to financial services investments by taking a long-term merchant capital and partnership-based approach that is balanced with its significant operating and technical expertise to help increase the value of its portfolio companies. The executive and investment team at Atlas have decades of investment and operating experience, having previously held senior executive and investment positions at leading global financial services firms including Barclays Capital, Cerberus Capital Management, Citigroup, J.C. Flowers & Co, and Fortress Investment Group, among others.

Our Management Team and Advisors

We believe our team’s distinctive and complementary backgrounds can have a transformative impact on a target business. Our team will deploy a proactive, thematic sourcing strategy and will focus our efforts on companies where we believe the combination of our operating experience, transaction execution capabilities, professional relationships and capital markets expertise can serve as catalysts to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our shareholders.

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc., Crux Informatics and Atlas Mara Limited. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees.

Jeff Tuder serves as our Chief Executive Officer and a director. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University.

Thomas King serves on our board of directors. Mr. King is an Operating Partner of Atlas. He has more than 30 years of experience in the investment banking and financial services industry. Most recently, Mr. King served as Chief Executive Officer of Investment Banking at Barclays and Chairman of the Investment Banking Executive Committee. Mr. King was also a member of the Barclays Group Executive Committee, which oversees all of the Barclays plc businesses. Mr. King began his career at Salomon Brothers, which was later acquired by Citigroup. During his tenure at Citi, he served as Global Head of Mergers and Acquisitions, Head of Investment Banking for the EMEA (Europe, Middle East and Africa) Region and Head of Corporate and Investment Banking for the EMEA region. In 2009, Mr. King moved to Barclays Investment Bank and held several senior roles before becoming CEO, including Head of European Investment Banking, Co-Head of Global Corporate Finance, Global Head of Investment Banking. Mr. King received his MBA with distinction from the Wharton School, University of Pennsylvania and his Bachelor of Arts degree from Bowdoin College. He currently serves on the Board of Directors of Radius Global Infrastructure, Inc. (Nasdaq: RADI) and Clear Channel Outdoor Holdings, Inc. (NYSE: CCO) and various private boards and Chairs the Board of Trustees at the King School in Stamford, Connecticut.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston.

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, an equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter.

We will be further supported by our advisory committee which is comprised of current and former senior executives with significant investment and operating experience in a wide range of sub-sectors and functional areas within the financial services and financial technology industries generally. These executives will provide us with access to their expertise and extensive industry networks from which we intend to source and evaluate targets as well as to assist in the future value creation plans of any business that we acquire.

Key members of our advisory committee include:

Henry Helgeson, the Founder and CEO of Cayan, a payments company which was sold to TSYS (now Global Payments) in 2018 for $1.05 billion. Mr. Helgeson grew Cayan into one of the largest merchant acquirers in the U.S. prior to its sale. Mr. Helgeson is currently a member of the Board of Directors of Electronic Payment Providers, Inc., Infinicept, Inc. and Resupply, Inc. We believe Mr. Helgeson’s deep operational experience, industry relationships, domain expertise and understanding of emerging trends in the financial technology industry will provide us with a competitive advantage as we evaluate merger targets in the financial technology sector. Mr. Helgeson also serves on the board of directors of Concord II.

Rich Ricci, the CEO of Panmure Gordon & Co PLC (“Panmure”). Owned by Atlas’s investment fund, Panmure is a 150 year-old, UK-based middle market corporate advisory and brokerage firm. Prior to joining Panmure, Mr. Ricci was the CEO of Barclays Capital. We believe Mr. Ricci’s geographic focus in the U.K and Western Europe will provide us both with differentiated sourcing of potential opportunities as well as insight into overseas markets and economies as we diligence merger targets with international operations.

The sourcing, valuation, diligence and execution capabilities of our management team, sponsor, Board of Directors, Advisory Committee and extended network of relationships should provide us with a significant pipeline of opportunities from which to evaluate and select a business to merge with that will benefit from our collective expertise. Our competitive strengths include the following:

Extensive Network of Industry Relationships.    We believe the capabilities and connections of our management team and Sponsor within the financial services, technology, and private equity and venture capital industries will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate. We believe that our industry relationships provide us with a competitive advantage not only with respect to transaction sourcing but also with respect to our ability to conduct differentiated due diligence on a target company.

Differentiated Operating Experience.    We believe the executive-level operational experience and expertise resident within our management team, Board of Directors and Advisory Committee will make us an attractive partner to our prospective combination target companies. Our management team believes that its ability to identity and implement value creation initiatives has been an essential driver of past performance and value creation.

Extensive Investing Experience.    We believe that our Sponsor and our management team’s broad-based private equity experience, public equity investing and track record of identifying and sourcing attractive investment opportunities, positions us well to appropriately evaluate potential business combinations that will be well received by the public markets.

Execution and Structuring Capability.    Our management team and sponsor believe that our combined expertise and reputation will allow us to source and complete transactions that will provide a positive outcome for existing owners of prospective targets while at the same time creating an attractive investment for public equity investors. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation.

In August 2020, members of our management team formed Concord Acquisition Corp (“Concord I”), and in February 2021, members of our management team formed Concord Acquisition Corp II (“Concord II”), each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I has entered into a business combination agreement but has not completed its initial business combination. Concord II has completed its initial public offering but has not entered into a business combination agreement or completed its initial business combination. Most of the members of our management team serve in the same positions with Concord I and Concord II.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from the strategic, transactional and operational experience of our management team to create long-term shareholder value. We will leverage the team’s broad sourcing network in our selection process and will apply our diligence processes and structuring expertise to execute a value creating transaction.

Specifically, our strategy is to:

●	utilize our deep understanding of emerging trends within the financial services and financial technology sectors to identify the most attractive segments and to assess suitable merger candidates;
●	develop a large pipeline of actionable investment opportunities through our long-standing relationships and proprietary deal sourcing networks; and,
●	leverage the strategic, transactional and operating experience of our management team and sponsor to engage with and diligence likely business combination targets to consummate a transaction;

Our selection process will leverage our sponsors’ broad and deep relationship network, unique investment and industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our sponsors’ decades of experience and demonstrated success in both investing in and operating businesses both in our target sectors and across a variety of other industries. We intend to deploy a pro-active, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, and capital markets expertise can be catalysts to accelerate the target’s growth and profitability characteristics and performance over time.

Our team’s objectives are to generate attractive returns for shareholders and to enhance the value of the business we combine with by improving operational performance of the acquired company and assisting it in its transition into being a publicly-traded company. We expect to favor opportunities with certain industry and business characteristics.

Key industry characteristics include:

●	large addressable market;
●	compelling long-term secular growth;
●	attractive competitive dynamics; and,
●	inorganic growth and consolidation opportunities.

Key business characteristics of attractive consolidation targets include:

●	high-caliber executive and management team;
●	market-leading product or service;
●	potential for growth in excess of relevant industry average;
●	high barriers to entry;
●	solid base of recurring revenue;

●	resilient to economic cycles;
●	established, high-quality customer base;
●	long-term customer relationships/contracts;
●	attractive overall financial profile;
●	opportunity for operational improvements;
●	attractive steady-state margins and free cash flow characteristics; and,
●	will benefit from Atlas’s long-term sponsorship as it seeks to accelerate growth in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management and Sponsors may deem relevant.

Our selection process will leverage our Sponsor’s extensive investment sourcing network, which includes current and former industry executives within the financial services and financial technology industries, private equity, venture capital and alternative asset managers, and lending relationships, as well as existing relationships with the management teams of both public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of attractive business combination opportunities.

Our management team and Sponsor have decades of experience in:

●	developing and fostering relationships with business owners, management teams and various types of capital providers;
●	sourcing, structuring, conducting diligence, and financing complex acquisitions;
●	structuring and negotiating transaction terms favorable to investors;
●	executing transactions in multiple geographies and under varying economic and financial market conditions;
●	accessing the capital markets, including financing businesses and helping companies transition to public ownership; and,
●	providing strategic guidance at the board level to assist in ongoing shareholder value creation as an independent public company.

Atlas and its network of operating partners have deep domain expertise within the financial services and financial technology industries as well as broad transactional experience outside of our core focus areas, with particularly valuable experience:

•   operating large, complex, global businesses;

•   establishing both short and long-term strategic directions;

•   navigating and adapting to challenging macro environments;

•   identifying, recruiting and assessing world-class executives;

•   acquiring and integrating companies;

•   structuring, negotiating and financing complex transactions with multiple counterparties; and,

•   developing and growing companies in various ways; both organically through new product introductions and geographic expansion, and inorganically through acquisitions and other strategic joint-ventures and partnerships.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which that be made available to us.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. These entities may compete with us for acquisition opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

We do not believe, however, that (aside from Concord I and Concord II) the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Initial Business Combination

We will have until May 8, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 8, 2023, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (or until August 8, 2023 or November 8, 2023, as applicable), subject to the sponsor depositing additional funds into the trust account as set out below. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order for the time available for us to consummate our initial business combination to be extended for any such three-month period, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $3,450,000 (or $0.10 per unit sold in this offering in either case, up to an aggregate of $6,900,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payment would be made in the form of a non-interest bearing loan in substantially the same form as the sponsor loan and would be repaid, if at all, from funds released to us upon completion of our initial business combination. Any such extension loan may be converted into warrants at the price of $1.00 per warrant at the option of the lender at or prior the time of the business combination. The warrants would be identical to the private placement warrants issued to our sponsors. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $339,846,694 assuming no redemptions, after payment of $12,075,000 of deferred underwriting fee, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•   solely dependent upon the performance of a single business, property or asset; or

•   dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-business combination company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a tabular explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

•   we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•   any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•   the issuance or potential issuance will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•   the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•   the expected cost of holding a stockholder vote;

•   the risk that the stockholders would fail to approve the proposed business combination;

•   other time and budget constraints of the company; and

•   additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted purchases and other transactions with respect to our securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsors, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such purchases or other transactions and have not formulated any terms or conditions for any such purchases or other transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted, as part of an overall code of ethics and business conduct, an insider trading policy which requires insiders to refrain from purchasing securities when they are in possession of any material non-public information. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsors, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or any of their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsors, officers, directors, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.20 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•   conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•   file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•   conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•   file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsors or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsors or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until May 8, 2023 or during any Extension Period.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination within the prescribed time period. However, if our sponsors or any of our officers, directors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time frame to complete our initial business combination.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by May 8, 2023 (or until November 8, 2023 if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per public share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors described above.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to a portion of the proceeds of our initial public offering and the sale of the private placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by May 8, 2023 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•   prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•   we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

•   if we have not completed our initial business combination by May 8, 2023 (or until November 8, 2023 if we extend the period of time to consummate a business combination), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

•   prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock.

Additionally, our amended and restated certificate of incorporation provides that, prior to our initial business combination, only holders of our Class B common stock will have the right to vote on the election of directors and that holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.

Competition

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a newly formed company with no operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	negative rate of interest for securities in which we invest the funds held in the trust account, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be reduced;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by the NYSE;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business;

●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;
●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination within 18 months (or up to 24 months, as applicable) from the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination;
●	the impact of the coronavirus (COVID-19) pandemic and the status of debt and equity markets;
●	resources spent researching acquisitions that are not consummated;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss; and
●	uncertain or adverse U.S. federal income tax consequences.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, including Atlas Merchant Capital, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, including that of Atlas Merchant Capital, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Atlas Merchant Capital or any of its funds.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Stockholders May Not Have the Ability to Approve Our Initial Business Combination” in Item 1 of this Annual Report for additional information.

If we seek stockholder approval of our initial business combination, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 12,937,501, or 37.5% (assuming all issued and outstanding shares are voted), or an additional 2,156,251, or 6.3% (assuming only the minimum number of shares representing a quorum are voted), of the 34,500,000 public shares sold in the offering to be voted in favor of a transaction, in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20.0% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, officers and directors have agreed that we must complete our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our sponsors, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsors, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. Please see “Permitted purchases and other transactions with respect to our securities” in Item 1 of this Annual Report for a description of how such persons will determine from which stockholders to enter into transactions with. The purpose of any such transaction could be to (1) vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Tendering stock certificates in connection with a tender offer or redemption rights” in Item 1 of this Annual Report.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by May 8, 2023 (or until August 8,2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People's Republic, and the so-called Luhansk People's Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication ("SWIFT") payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Risks Related to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•   a limited availability of market quotations for our securities;

•   reduced liquidity for our securities;

•   a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•   a limited amount of news and analyst coverage; and

•   a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire, including Concord I and Concord II. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In light of the SEC Staff Statement, we evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

During the course of preparing our financial statements as of and for the period ended December 31, 2021, we identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

During the course of preparing our financial statements as of and for the period ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

If the funds not being held in the trust account are insufficient to allow us to operate until at least May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination), assuming that our initial business combination is not completed by that date. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

As of December 31, 2021, only approximately $1.2 million was available to us initially outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.20 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

Risks Related to Our Operations

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•   restrictions on the nature of our investments; and

•   restrictions on the issuance of securities;

•   each of which may make it difficult for us to complete our initial business combination.

•   In addition, we may have imposed upon us burdensome requirements, including:

•   registration as an investment company with the SEC;

•   adoption of a specific form of corporate structure; and

•   reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Risks Related to Our Corporate Structure

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our business combination (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsors and their permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our initial public offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsors and their permitted transferees can demand that we register the resale of the private placement units, the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of units that may be issued upon conversion of working capital loans or the extension loan may demand that we register the resale of such units, the shares of Class A common stock and warrants included in such units and the Class A common stock issuable upon exercise of the warrants included in such units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities described above are registered for resale.

Risks Related to Our Search for a Business Combination

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

Although we expect to focus our search for a target business in the financial services and financial technology industries, we will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 165,500,000 and 11,375,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem our warrants following our initial business combination when the price per share of Class A common stock equals or exceeds $10.00 or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions in the Class B common stock. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

•   may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•   may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•   could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•   may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•   may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

•   may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see Item 10 of this Annual Report for a discussion of our officers’ and directors’ other business affairs.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In addition, many of our executive officers and directors also serve as executive officers and directors of Concord I and Concord II, each of which is a blank check company that is in the process of completing its initial public offering and may present additional conflicts of interest in pursuing an acquisition target. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

 Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsors, directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsors, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsors, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, Concord I and Concord II. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with our sponsors or their respective affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a future issuance of securities to any such parties, which may give rise to certain conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors , in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of this offering (not including the shares of Class A common stock underlying the private placement warrants).

Our initial stockholders have waived their rights to redeem the founder shares or to receive distributions from the trust account with respect to the founder shares upon our liquidation if we are unable to complete a business combination. Accordingly, the founder shares will be worthless if we do not complete an initial business combination. Our initial stockholders acquired the founder shares for approximately $0.003 per share and we are offering units at a price of $10.00 per unit in the offering; as a result, our initial stockholders could make a substantial profit after our initial business combination even if public stockholders experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, private placement warrants purchased by our sponsors will also be worthless if we do not complete our initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•   default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•   acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•   our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•   our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•   our inability to pay dividends on our common stock;

•   using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•   limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•   increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•   limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with approximately $351.9 million, assuming no redemptions, that we may use to complete our initial business combination (which includes $12,075,000, for the payment of the deferred underwriting commissions).We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•   solely dependent upon the performance of a single business, property or asset; or

•   dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

Risks Related to Our Organizational Documents and Structure

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement from our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will beneficially own 20.0% of our common stock upon the closing of the offering (assuming they do not purchase any units in the offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.Our sponsors, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsors, officers and directors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares and private placement units and the securities included therein, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of our sponsors or their affiliates are obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20.0% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Permitted purchases and other transactions with respect to our securities” in Item 1 of this Annual Report.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem outstanding warrants commencing ninety days after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants for cash or on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to the table set forth under “Description of Securities — Warrants — Public Stockholders’ Warrants” based on the redemption date and the “fair market value” of our Class A common stock (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Stockholders’ Warrants.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the warrants underlying the private placement units will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

Our public warrants, founder shares and private placement warrants, as well as other warrants we may issue in the future (including the securities contained therein), may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 17,250,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units and, simultaneously with the closing of the offering, we issued in a private placement, an aggregate of 9,400,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 8,625,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsors, an affiliate of our sponsors or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The Company also executed promissory notes with the Sponsors, evidencing the Sponsor Loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion.

To the extent we issue shares of Class A common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our public warrants, founder shares and private placement units (including the securities included therein) may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit sold in our initial public offering contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit sold in our initial public offering contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock, which are held by our initial stockholders, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction or (d) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•   costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•   rules and regulations regarding currency redemption;

•   complex corporate withholding taxes on individuals;

•   laws governing the manner in which future business combinations may be effected;

•   tariffs and trade barriers;

•   regulations related to customs and import/export matters;

•   longer payment cycles;

•   changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;

•   tax consequences;

•   currency fluctuations and exchange controls;

•   rates of inflation;

•   challenges in collecting accounts receivable;

•   cultural and language differences;

•   employment regulations;

•   crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•   deterioration of political relations with the United States;

•   obligatory military service by personnel; and

•   government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-half of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of the warrants included in the units we issued in our initial public offering are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section titled “United States Federal Income Tax Considerations” for a summary of the material U.S. federal income tax considerations applicable to an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 477 Madison Avenue, New York, NY 10022. The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the NYSE. Each of our units consists of one share of Class A common stock and one-half of one warrant and, commencing on November 4, 2021, trades on the NYSE under the symbol “CNDB.U.” The Class A common stock and warrants underlying our units began trading separately on the NYSE under the symbols “CNDB” and “CNDB.WS,” respectively, on December 27, 2021.

Holders of Record

On March 16, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and three holders of record of our outstanding warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On November 8, 2021, we completed an initial public offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option. The Units were sold at an offering price of $10.20 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 9,400,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000. The Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

A total of $351,900,000 of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Company acting as trustee. We paid a total of $6,900,000 in underwriting discounts and $455,576 for other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”," "Business" and the audited financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal year, which ends on

December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp III.

Overview

We are a blank check company incorporated on February 18, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in our securities, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for and complete the IPO. Following the IPO, we do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 18, 2021 (inception) through December 31, 2021, we had net income of $9,169,605, which consisted of formation and operating costs of $361,567, Fair value of Private Placement Warrants in excess of purchase price of $886,420, and offering costs attributable to the warrant liability of $1,035,747 offset by the change in the fair value of the warrant liability and sponsor loans of $11,431,645 and interest earned on investment held in the trust account of $21,694.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our initial public offering through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares and up to $200,000 in loans from our sponsors under unsecured promissory notes. For the period from February 18, 2021 (inception) through December 31, 2021, net cash used in operating activities was $854,869, net cash used in investing activities was $351,900,000, and net cash provided by financing activities was $353,969,424.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock following the IPO, multiplied by (3) the number of our authorized shares following the IPO. Based on the number of shares of our common stock authorized and outstanding and our total gross proceeds after the completion of the IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had available to us approximately $1.2 million of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, no such loans had been arranged.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the private and public warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial and subsequent fair value measurement of the Public Warrants and the Private Placement Warrants was estimated using a modified Black-Scholes option pricing model.

Sponsor Loans

The Company has elected to account for the $6,900,000 in Sponsor Loans using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the Sponsor Loans to simplify the accounting model applied to that class of financial instruments. Accordingly, we classify the sponsor loans as liabilities at their fair value and adjust the sponsor loans to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until maturity, and any change in fair value is recognized in our statement of operations. The initial fair value measurement of the sponsor loans was estimated using the transaction prices that serve as a proxy for fair value that were observed on that date. The subsequent fair value measurement of the sponsor loans was estimated by using a bond plus call approach pricing method.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have one class of shares, which are referred to as redeemable common stock and non-redeemable common stock. Income and losses are shared pro rata between redeemable and non-redeemable common stock. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering, the private placement, and the sponsor loans in the calculation of diluted income (loss) per common stock because their exercise is contingent upon future events. Remeasurement associated with the redeemable common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages 72 through F-93 following Item 15, which comprise a portion of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	70	Chairman of the Board
Jeff Jeff Tuder	48	Chief Executive Officer and Director
Michele Cito	32	Chief Financial Officer
Peter Ort	51	Director
Thomas King	61	Director
Larry Leibowitz	61	Director

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Since February 2021, Mr. Diamond has also been the Chairman of Concord I and Concord II. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc., Crux Informatics and Atlas Mara Limited. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees.

Jeff Tuder serves as our Chief Executive Officer and on our board of directors. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Since February 2021, Mr. Tuder has also been the Chief Executive Officer of Concord I and Concord II. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a $3 billion multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Since February 2021, Ms. Cito has also been the Chief Financial Officer of Concord I and Concord II. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University.

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, a $3 billion equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter.

Thomas King serves on our board of directors. Mr. King is an Operating Partner of Atlas. He has more than 30 years of experience in the investment banking and financial services industry. Most recently, Mr. King served as Chief Executive Officer of Investment Banking at Barclays and Chairman of the Investment Banking Executive Committee. Mr. King was also a member of the Barclays Group Executive Committee, which oversees all of the Barclays plc businesses. Mr. King began his career at Salomon Brothers, which was later acquired by Citigroup. During his tenure at Citi, he served as Global Head of Mergers and Acquisitions, Head of Investment Banking for the EMEA (Europe, Middle East and Africa) Region and Head of Corporate and Investment Banking for the EMEA region. In 2009, Mr. King moved to Barclays Investment Bank and held several senior roles before becoming CEO, including Head of European Investment Banking, Co-Head of Global Corporate Finance, Global Head of Investment Banking. Mr. King received his MBA with distinction from the Wharton School, University of Pennsylvania and his Bachelor of Arts degree from Bowdoin College. He currently serves on the Board of Directors of Radius Global Infrastructure, Inc. (Nasdaq: RADI) and Clear Channel Outdoor Holdings, Inc. (NYSE: CCO) and various private boards and Chairs the Board of Trustees at the King School in Stamford, Connecticut.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the cryptocurrency, asset management technology and digital law businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Peter Ort, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Larry Leibowitz and Thomas King, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Bob Diamond and Jeff Tuder, will expire at our third annual meeting of stockholders.

Prior to consummation of our initial business combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including without limitation, a President, Vice Presidents, Assistant Secretaries, and a Treasurer) as our board of directors from time to time may determine.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Peter Ort, Thomas King and Larry Leibowitz. Mr. Ort serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ort qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•   assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

•   the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•   pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•   reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•   setting clear hiring policies for employees or former employees of the independent auditors;

•   setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•   obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•   meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•   reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•   reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Peter Ort, Thomas King and Larry Leibowitz. Thomas King serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

•   reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•   reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•   reviewing our executive compensation policies and plans;

•   implementing and administering our incentive compensation equity-based remuneration plans;

•   assisting management in complying with our proxy statement and annual report disclosure requirements;

•   approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•   producing a report on executive compensation to be included in our annual proxy statement; and

•   reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Peter Ort, Thomas King and Larry Leibowitz. Larry Leibowitz serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•   identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•   developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•   coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•   reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter as exhibits to our registration statement for our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Corporate Governance Guidelines, our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from February 18, 2021 (inception) through December 31, 2021 there were no delinquent filers.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsors, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 16, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Concord Sponsor Group III LLC(2)	7,957,727	(3)	18.7%
Beryl Capital Management LLC(4)	2,474,996		7.2%
683 Capital Management, LLC(5)	2,475,000		5.7%
Highbridge Capital Management, LLC(6)	2,143,914		6.2%
Bob Diamond		(7)	—
Jeff Tuder		(7)	—
Michele Cito		(7)	—
Peter Ort	30,000	(8)	*
Thomas King	30,000	(8)	*
Larry Leibowitz	30,000	(8)	*
All directors and executive officers as a group (6 individuals)	90,000	(7)(8)	* %

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp III, 477 Madison Avenue, New York, NY 10022.
(2)	Concord Sponsor Group III LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Jeff Tuder. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Consists of 7,957,727 shares of Class B common stock.
(4)	Based on a Schedule 13G/A filed on February 11, 2022, by Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin (collectively, the “Filers”). Each Filer disclaims beneficial ownership of the Stock except to the extent of that person’s pecuniary interest therein. The principal business office of the Filers is located at 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.
(5)	Based on a Schedule 13G filed on November 17, 2021, by 683 Capital Management, LLC, a Delaware limited liability company; 683 Capital Partners, LP, a Delaware limited partnership; and Ari Zweiman, a citizen of the United States (collectively, the “Reporting Persons”). As of October 26, 2021, 683 Capital Partners, LP beneficially owned 2,475,000 units, which contain 2,475,000 shares of Common Stock. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Management, LLC. The principal business address for each of the Reporting Persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

(6)	Based on a Schedule 13G/A filed on February 3, 2022, by Highbridge Capital Management, LLC, a Delaware limited liability company. The principal business address of Highbridge Capital Management, LLC is 477 Madison Avenue, New York, NY 10022.
(7)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(8)	Interests shown consist of shares of Class B common stock.

The founder shares and the private placement units (including the underlying private placement warrants, the private placement shares and the shares of Class A common stock issuable upon exercise of the private placement warrants) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us to be entered into by our initial stockholders. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (2) in the case of the private placement units (including the underlying private placement warrants, the private placement shares and the shares of Class A common stock issuable upon exercise of the private placement warrants), until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsors, or any affiliates of our sponsors, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other applicable restrictions contained in the letter agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of this offering. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors, in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares.

Our sponsors purchased an aggregate of 9,400,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination before May 8, 2023 or during any Extension Period. As such, our sponsors’ interest in this transaction is valued at $9,400,000. Among the private placement warrants, 8,260,606 warrants were purchased by our sponsor and/or its designees and 1,139,394 warrants were purchased by CA2 Co-Investment and/or its designees.

In addition, our sponsors have agreed to lend us an aggregate of $6,900,000 as of the closing date of the offering at no interest. The proceeds of the sponsor loan were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law) in accordance with the terms set forth in this Annual Report. Of the total amount of the sponsor loan, $6,063,636 was provided by our sponsor, and $836,364 was provided by CA2 Co-Investment. The sponsor loan shall be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per warrant, at the sponsors’ discretion. The sponsor loan warrants are identical to the private placement warrants sold to the sponsors concurrently with the closing of this offering. The sponsor loan is being extended in order to ensure that the amount in the trust account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the trust account, and its proceeds will be distributed to our public stockholders.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Concord I and Concord II, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, including Concord I and Concord II, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (or up to 24 months, as applicable) from the closing of the IPO, an affiliate of our sponsor will be paid a total of $360,000 (or up to $480,000, as applicable) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the commencement of the offering, our sponsor agreed to loan us up to $200,000 to be used for a portion of the expenses of this offering. As of September 30, 2021, we had borrowed $175,000 under such promissory note. The loan is non-interest bearing, unsecured and became due at the closing of the offering. The loan has been repaid upon completion of the offering out of the $600,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares, the private placement shares and public shares, and shares underlying the Sponsor Loan Warrants held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares, the private placement shares and public shares, and shares underlying the Sponsor Loan Warrants held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 18 months (or up to 24 months, as applicable) from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares they hold if we fail to complete our initial business combination within 18 months from the closing of this offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, sponsor loan warrants and warrants that may be issued upon conversion of working capital loans and Sponsor Loans and the shares (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of working capital loans or Sponsor Loans).

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our sponsors, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private placement units held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $200,000 in loans made to us by our sponsors to cover offering-related and organizational expenses;
●	payment to an affiliate of our sponsor of a total of $20,000 per month, for up to 24 months from the closing of the IPO, for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	payment to the underwriters of their underwriting discount, deferred underwriting commissions, fees for any financial advisory, placement agency or other similar investment banking services the underwriters may provide to our company in the future, and reimbursement of the underwriters for any out-of-pocket expenses incurred by it in connection with the performance of such services; and
●	repayment of loans which may be made by our sponsors, an affiliate of our sponsors or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender.

These payments may be funded using the net proceeds of our initial public offering and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of Peter Ort, Thomas King and Larry Leibowitz is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from February 18, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $41,200 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2021 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 18, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $64,890 for the services Marcum performed in connection with our initial public offering.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from February 18, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the period from February 18, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)Financial Statements

(2)Financial Statements Schedule

None

(3)Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated November 3, 2021, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 3, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and the Sponsor.
10.7(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and CA2 Co-Investment LLC
10.8(1)	Administrative Services Agreement, dated November 3, 2021, between the Company and Atlas Merchant Capital LLC
10.9(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the Sponsor
10.10(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the CA2 Co-Investment
10.11(1)	Form of Indemnity Agreement.
10.12(1)	Underwriting Agreement, dated November 3, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2021.

(2)Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254789), filed with the SEC on March 26, 2021, as amended.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP III

INDEX TO FINANCIAL STATEMENTS

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp III

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Concord Acquisition Corp III (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021

Philadelphia, PA

March 17, 2022

Concord Acquisition Corp III

Balance Sheet

December 31, 2021

Assets
Current assets:
Cash	$1,214,555
Prepaid expenses	396,482
Total current assets	1,611,037

Long-term prepaid expenses	323,985
Marketable securities and cash held in Trust Account	351,921,694
Total assets	$353,856,716

Liabilities and stockholders' deficit
Current liabilities:
Due to related party	$2,727
Accounts payable and accrued offering costs	309,438
Total current liabilities	312,165

Sponsor loans	5,490,000
Warrant liability	18,655,000
Deferred underwriters' discount	12,075,000
Total liabilities	36,532,165

Commitments and contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.20	351,900,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding 34,500,000 shares subject to possible redemption	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(34,576,312)
Total stockholders' deficit	(34,575,449)
Total liabilities and stockholders' deficit	$353,856,716

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statement of Operations

For the period from February 18, 2021 (inception) through December 31, 2021

Formation and operating costs	$361,567
Loss from operations	(361,567)

Other (income) expense:
Interest earned on investment held in Trust Account	(21,694)
Change in fair value of warrant liability and sponsor loans	(11,431,645)
Offering costs attributable to warrant liability	1,035,747
Fair value of Private Placement Warrants in excess of purchase price	886,420
Total other income, net	(9,531,172)

Net income	$9,169,605

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,876,972
Basic net income per share, Class A common stock subject to possible redemption	$0.69
Diluted net income per share, Class A common stock subject to possible redemption	$0.68
Basic weighted average shares outstanding, Class B common stock	7,459,967
Diluted weighted average shares outstanding, Class B common stock	7,619,690
Basic net income per share, Class B common stock	$0.69
Diluted net income per share, Class B common stock	$0.68

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statement of Changes in Stockholders’ Deficit

For the period from February 18, 2021 (inception) through December 31, 2021

			Class A		Class B				Total
	Preferred Stock		Common Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of February 18, 2021 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholders	—	—	—	—	8,625,000	863	24,137	—	25,000
Remeasurement of shares subject to redemption	—	—	—	—	—	—	(24,137)	(43,745,917)	(43,770,054)
Net income	—	—	—	—	—	—	—	9,169,605	9,169,605
Balance as of December 31, 2021	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statement of Cash Flows

For the period from February 18, 2021 (inception) through December 31, 2021

Cash flows from operating activities:
Net income	$9,169,605
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(21,694)
Changes in fair value of warrant liability and sponsor loans	(11,431,645)
Offering costs attributable to warrant liability	1,035,747
Fair value of Private Placement Warrants in excess of purchase price	886,420
Changes in operating assets and liabilities:
Prepaid expenses	(720,467)
Due to related party	2,727
Accounts payable and accrued offering costs	224,438
Net cash used in operating activities	(854,869)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(351,900,000)
Net cash used in investing activities	(351,900,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriters’ discount	338,100,000
Proceeds from issuance of private placement warrants	9,400,000
Proceeds from issuance of sponsor loans	6,900,000
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from issuance of promissory note to related party	175,000
Payment of offering costs	(455,576)
Repayment of promissory note to related party	(175,000)
Net cash provided by financing activities	353,969,424

Net change in cash	1,214,555
Cash, beginning of the period	—
Cash, end of the period	$1,214,555

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Initial classification of warrant liability	$28,676,645
Deferred underwriting fee payable	$12,075,000
Offering costs included in accounts payable and accrued offering expenses	$85,000

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Organization, Business Operations and Liquidity

Organization and General

Concord Acquisition Corp III (the “Company”) is a newly organized, blank check company incorporated on February 18, 2021, as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans. The Company has selected December 31 as its fiscal year end.

The Company’s sponsors are Concord Sponsor Group III LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA2 Co-Investment” and, together with the Sponsor, the “Sponsors”).

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of  $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the "Private Placement Warrants"), each at a price of $1.00 per Private Placement Warrants, generating total proceeds of $9,400,000, which is described in Note 4.

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

Offering costs amounted to $18,479,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $540,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability recorded in accumulated deficit. In addition, $2,089,239 of cash was held outside of the Trust Account (as defined below) on November 8, 2021 and was available for working capital purposes.

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

Upon the closing of the Initial Public Offering, a total of $351,900,000 ($10.20 per Unit) of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination in accordance with the terms of its amended and restated certificate of incorporation) from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination within 18 months (or up to 24 months, as applicable) from the closing of the Initial Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially $10.20 per public share.

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

In accordance with guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. The public shares are subject to FASB ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize this change immediately.

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

Initial Business Combination

The Company has 18 months (or up to 24 months if the Company extends the period of time to consummate a Business Combination in accordance with the terms of its amended and restated certificate of incorporation) from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsors, officers and directors have agreed to waive: (1) their redemption rights with respect to any Founder shares (as described in Note 5) and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash on hand of $1,214,555 held outside of the Trust Account and available for working capital purposes.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, expenditures required for operating the business, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented and prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $351,923,363 at December 31, 2021. Amortized cost of these marketable securities amounted to $351,921,694 at December 31, 2021.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statement of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $21,694 for the period from February 18, 2021 (inception) through December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, on November 8, 2021, offering costs totaling $18,479,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $540,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability recorded in accumulated deficit. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders' equity. The Company's shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders' deficit section of the Company's balance sheet.

All of the 34,500,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock  reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Deferred underwriting costs	$(11,431,342)
Paid underwriting fees	(6,532,196)
Proceeds allocated to Public Warrants	(18,390,225)
Other offering costs paid	(516,291)
Plus:
Remeasurement of shares subject to redemption	$43,770,054
Class A common stock subject to possible redemption	$351,900,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company accounts for the 26,650,000 warrants issued in connection with the Initial Public Offering (the 17,250,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Sponsor Loans

The Company has elected to account for the $6,900,000 in Sponsor Loans using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the Sponsor Loans to simplify the accounting model applied to that class of financial instruments. See Notes 5 and 8 for additional information.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants are exercisable to purchase 14,737,883 shares of Class A common stock in the aggregate. At December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the period from February 18, 2021 (Inception) through December 31, 2021, net income per common share is as follows:

	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (Basic net income per share)	$4,040,620	$5,128,985
Dilutive effect of contingently issued stock	$(47,817)	$47,817
Allocation of net income (Diluted net income per share)	$3,992,803	$5,176,802

Denominator
Basic weighted-average shares outstanding	5,876,972	7,459,967
Dilutive effect of contingently issued stock	—	159,722
Diluted weighted-average shares outstanding	5,876,972	7,619,690
Basic net income per share	$0.69	$0.69
Diluted net income per share	$0.68	$0.68

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

The underwriters were paid a cash underwriting discount of $6,900,000, or $0.20 per Unit, of the gross proceeds of the IPO. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% or $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company's initial Business Combination subject to the terms of the underwriting agreement.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company completed a private placement of an aggregate of 9,400,000 warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Amounts by which fair value of Private Placement Warrants exceeds cash proceeds have been recognized as expense.

Note 5 — Related Party Transactions

Founder Shares

On March 1, 2021, the Sponsor paid $25,000 in exchange for 7,187,500 shares of Class B common stock (the “Founder Shares”). On March 25, 2021, the Sponsor transferred an aggregate of 75,000 Founder Shares to three members of the board of directors (each received 25,000 Founder Shares). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 Units if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering.

On November 4, 2021, the Company’s board of directors approved the issuance of 1,437,500 additional shares of Class B common stock in the form of a stock dividend, resulting in an aggregate of 8,625,000 Class B common shares outstanding. At November 8, 2021, the total number of Class B common shares outstanding have been adjusted to reflect the issuance of the additional shares. The number of Founder Shares outstanding was adjusted based on the Initial Public Offering of 34,500,000 Units such that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering.

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

The sale or transfers of the Founder Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of November 8, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The entire loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account and as such there was no balance outstanding as of December 31, 2021.

Sponsor Loans

The Company executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsors Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share with the proceeds of the Sponsors Loans being added to the Trust Account. The Sponsors Loans are non-interest bearing with the principal balance to be repaid or converted into warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. All accrued and unpaid principal of the Sponsor Loans that is not converted into warrants shall continue to remain outstanding and to be subject to the terms and conditions of the Sponsor Loans and will become payable on the date the initial Business Combination is completed. If converted, the Sponsor Loan Warrants would be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsors Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Company’s public stockholders. See Note 8 for additional information.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. At December 31, 2021, no such Working Capital Loans were outstanding.

Related Party Extension Loans

The Company will have until May 8, 2023 to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate its initial business combination by May 8, 2023, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (or until August 8, 2023 or November 8, 2023, as applicable,), subject to the sponsor depositing additional funds into the trust account as set out below. The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, in order for the time available for the Company to consummate its initial business combination to be extended for any such three-month period, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $3,450,000 (or $0.10 per unit sold in this offering in either case, up to an aggregate of $6,900,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payment would be made in the form of a non-interest bearing loan in substantially the same form as the sponsor loan and would be repaid, if at all, from funds released to the Company upon completion of its initial business combination. Any such extension loan may be converted into warrants at the price of $1.00 per warrant at the option of the lender at or prior the time of the business combination. The warrants would be identical to the private placement warrants issued to the Company’s sponsors. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company is unable to consummate an initial business combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on November 3, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized $38,000 for the administrative service fee for the period from the November 3, 2021 to December 31, 2021. As of December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $2,727. The amount is included in due to related party on the balance sheet and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Sponsor Loans or Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Sponsor Loans or Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement entered into on November 3, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On November 8, 2021, the underwriters were paid a cash underwriting discount of $6,900,000, or $0.20 per Unit, of the gross proceeds of the IPO. The Company will pay the underwriters an additional underwriting fee upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $12,075,000.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the Class A common stock issuable upon exercise of the Private Placement Warrants or any Sponsor Loan Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event shall the Class B Common Stock convert into Class A Common Stock at a ratio that is less than one-for-one.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the satisfying the Company's obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such Unit.

The Company is not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

·	in whole and not in part;
·	at a price of $0.01 per warrant;
·	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
·

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

·	in whole and not in part;
·

at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;

·	upon a minimum of 30 days’ prior written notice of redemption
·

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

·

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

Note 8— Fair Value Measurement

The following table presents fair value information as of December 31, 2021 for the Company’s warrant liability and Sponsor Loans that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The fair value of the Company’s warrant liability and Sponsor Loans are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability and Sponsor Loans are classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s liability that was accounted for at fair value on a recurring basis:

Liabilities:	Level	December 31, 2021
Warrant Liability – Public Warrants	3	$12,075,000
Warrant Liability – Private Placement Warrants	3	$6,580,000
Sponsor Loans	3	$5,490,000

Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Sponsor Loan Measurement

Initial Measurement

The valuation of the Sponsor Loans as of November 8, 2021, was based on the transaction prices that serve as a proxy for fair value that were observed on that date.

Subsequent Measurement

The Company valued the Sponsor Loans using bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. As of December 31, 2021, the fair value of the sponsor loans amounted to $5,490,000. For the period from February 18, 2021 (inception) through December 31, 2021, the fair value adjustment amounted to $1,410,000 which is credited to operations for this period.

The following table sets forth the fair value, unpaid principal balance and fair value adjustment for the period from  February 18, 2021 (inception) through December 31, 2021 for the sponsor loans. The Company has elected to account for the sponsor loans under the fair value option:

Fair Value Option			Fair Value
Liabilities:	Fair Value	Unpaid Principal Balance	Adjustment
Sponsor Loans	$5,490,000	$6,900,000	$1,410,000

The key inputs into the valuation model were as follows:

December 31, 2021
Subsequent Measurement
Input	Sponsor Loans
Common stock price	$9.90
Risk free interest rate (Bond)	0.33%
Risk-free forward interest rate (Conversion Option)	1.50%
Expected term in years	0.85 years
Expected volatility	10.40%
Credit spread	3.19%

Warrant Liability Measurement

Initial Measurement

The Company established the initial fair value for the warrants on November 8, 2021, the date of the Company’s Initial Public Offering, using a modified Black-Scholes model for the Public Warrants and Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as a credit to accumulated deficit based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes model were as follows:

	November 8, 2021
	Initial Measurement
Input	Public Warrants	Private Placement Warrants
Common stock price	$9.60	$9.60
Risk-free interest rate	1.27%	1.27%
Expected term in years	6.00 years	6.00 years
Expected volatility	17.24%	17.24%
Exercise price	$11.50	$11.50

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of December 31, 2021 is based on a Black Scholes valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets for the Public Warrants and Private Placement Warrants as Level 3. Although the Public Warrants started trading separately from the units issued in the IPO in December 2021, they are classified as Level 3 because there was not an active market for the warrants as of December 31, 2021. The key inputs into the Black Scholes Model for the Public Warrants and Private Placement Warrants were as follows:

	December 31, 2021
	Subsequent Measurement
Input	Public Warrants	Private Placement Warrants
Common stock price	$9.90	$9.90
Risk-free interest rate	1.34%	1.34%
Expected term in years	5.85 years	5.85 years
Expected volatility	10.40%	10.40%
Exercise price	$11.50	$11.50

The following table presents the changes in the fair value of the warrant liability and the sponsor loans:

	Public	Private Placement	Warrant	Sponsor
	Warrants	Warrants	Liability	Loans
Initial measurement of fair value on November 8, 2021	$18,390,225	$10,286,420	$28,676,645	$6,900,000
Change in valuation inputs or other assumptions	6,315,225	3,706,420	10,021,645	1,410,000
Fair value as of December 31, 2021	$12,075,000	$6,580,000	$18,655,000	$5,490,000

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Note 9 — Income Taxes

As of December 31, 2021, the Company’s net deferred tax assets are as follows:

Deferred tax asset:
Organizational costs/Startup expenses	$39,442
Federal net operating loss	31,932
Total deferred tax asset	71,374
Valuation allowance	(71,374)
Deferred tax asset, net of allowance	$—

The income tax provision for the period from February 18, (inception) through December 31, 2021, consists of the following:

Federal:
Current	$—
Deferred	71,374

State:
Current	—
Deferred	—
Change in valuation allowance	(71,374)
Income tax provision	$—

As of December 31, 2021, the Company has $152,055 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 18, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $71,374.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs	2.4%
Change in fair value of the warrant liability and sponsor loans	(26.2)%
Fair value of Private Placement Warrants in excess of purchase price	2.0%
Change in valuation allowance	0.8%
Income tax provision	0.0%

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp III

Dated: March 17, 2022	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: March 17, 2022	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2022.

Signatures	Capacity in Which Signed
/s/ Bob Diamond	Chairman of the Board
Bob Diamond
/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)
/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial Officer and Accounting Officer)
/s/ Peter Ort	Director
Peter Ort
/s/ Thomas King	Director
Thomas King
/s/ Larry Liebowitz	Director
Larry Liebowitz