Form 10-Q
period 2022-03-31
Concord Acquisition Corp III
filed 2022-05-09
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of May 6, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$719,805	$1,214,555
Prepaid expenses	451,838	396,482
Total current assets	1,171,643	1,611,037

Long-term prepaid expenses	229,305	323,985
Marketable securities and cash held in Trust Account	352,030,864	351,921,694
Total assets	$353,431,812	$353,856,716

Liabilities and stockholders' deficit
Current liabilities:
Due to related party	$4,273	$2,727
Accounts payable and accrued offering costs	100,473	309,438
Total current liabilities	104,746	312,165

Sponsor loans	5,357,000	5,490,000
Warrant liability	10,393,500	18,655,000
Deferred underwriters' discount	12,075,000	12,075,000
Total liabilities	27,930,246	36,532,165

Commitments and contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.20	351,900,000	351,900,000

Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital		—
Accumulated deficit	(26,399,297)	(34,576,312)
Total stockholders' deficit	(26,398,434)	(34,575,449)
Total liabilities and stockholders' deficit	$353,431,812	$353,856,716

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from February 18,
	For the Three Months	2021 (inception) through March 31,
	ended March 31, 2022	2021

Formation and operating costs	$326,655	$473
Loss from operations	(326,655)	(473)

Other income:
Interest earned on investment held in Trust Account	109,170	—
Change in fair value of warrant liability and sponsor loans	8,394,500	—
Total other income	8,503,670	—

Net income (loss)	$8,177,015	$(473)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.19	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.19	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months ended March 31, 2022

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Net income	—	—	—	—	—	—	—	8,177,015	8,177,015
Balance as of March 31, 2022 (unaudited)	—	$—	—	$—	8,625,000	$863	$—	$(26,399,297)	$(26,398,434)

For the period from February 18, 2021 (inception) through March 31, 2021

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsors	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of March 31, 2021 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,281	$(473)	$24,527

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Three	February 18, 2021
	Months ended	(inception) through
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$8,177,015	$(473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(109,170)	—
Changes in fair value of warrant liability and sponsor loans	(8,394,500)	—

Changes in operating assets and liabilities:
Prepaid expenses	39,324	—
Due to related party	1,546	—
Accounts payable and accrued offering costs	(208,965)	473
Net cash used in operating activities	(494,750)	—

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from issuance of promissory note to related party	—	75,000
Payment of deferred offering costs	—	(74,992)
Net cash provided by financing activities	—	25,008

Net change in cash	(494,750)	25,008
Cash, beginning of the period	1,214,555	—
Cash, end of the period	$719,805	$25,008

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Offering costs included in accounts payable and accrued offering expenses	$—	$49,047

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 — Organization, Business Operations and Liquidity

Organization and General

Concord Acquisition Corp III (the “Company”) is a blank check company incorporated on February 18, 2021, as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the "Business Combination").

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

The Company’s sponsors are Concord Sponsor Group III LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA2 Co-Investment” and, together with the Sponsor, the “Sponsors”).

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company completed its initial public offering (the "Initial Public Offering" or “IPO”) of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of  $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB ASC Topic 480, "Distinguishing Liabilities from Equity." In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Going Concern Consideration

As of March 31, 2022, the Company had cash on hand of $719,805 held outside of the Trust Account and available for working capital purposes.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023 or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern.  It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Risks and Uncertainties

Management is evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 18, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Further, Section 102 (b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $352,012,795 and $351,923,363 as of March 31, 2022 and December 31, 2021, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statement of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $109,170 for the three months ended March 31, 2022. There were no such securities held during the period from February 18, 2021 (inception) through March 31, 2021, and as a result there was no accretion during such period.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit. For the three months ended March 31, 2022, there were no changes recognized in the redemption value of the Class A common stock.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

Sponsor Loans

The Company has elected to account for the $6,900,000 (original principal amount) in Sponsor Loans using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the Sponsor Loans to simplify the accounting model applied to that class of financial instruments. See Notes 5 and 8 for additional information.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Under the guidance in ASC 740-270, for interim periods, the tax or benefit related to ordinary income or loss is computed at an estimated annual effective tax rate and the tax or benefit related to all other items is computed individually and recognized when the items occur.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provision for income taxes was zero for the three months ended March 31, 2022 and the net deferred tax asset was zero as of March 31, 2022 and December 31, 2021.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At March 31, 2022 and December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

For the three months ended March 31, 2022 and the period from February 18, 2021 (Inception) through March 31, 2021, net income (loss) per common share is as follows:

			For the period from
	For the Three Months ended		February 18, 2021 (inception)
	March 31, 2022		through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$6,541,612	$1,635,403	$—	$(473)

Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000
Basic and diluted net income (loss) per share	$0.19	$0.19	$—	$(0.00)

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

On November 4, 2021, the Company’s board of directors approved the issuance of 1,437,500 additional shares of Class B common stock in the form of a stock dividend, resulting in an aggregate of 8,625,000 Class B common shares outstanding. At November 8, 2021, the total number of Class B common shares outstanding have been adjusted to reflect the issuance of the additional shares. The number of Founder Shares outstanding was adjusted based on the Initial Public Offering of 34,500,000 Units such that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The issuance of 1,437,500 additional shares of Class B common stock in the form of a stock dividend has been retroactively reflected for all prior periods presented.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of November 8, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The entire loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account and as such there was no balance outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

The warrants would be identical to the private placement warrants issued to the Company’s sponsors. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company is unable to consummate an initial business combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. No such loans were made as of March 31, 2022.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on November 3, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized $60,000 and $0 for the administrative service fee for the three months ended March 31, 2022, and the period from February 18, 2021 (inception) to March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2022 and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $4,273 and $2,727, respectively. The amount is included in due to related party on the balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Sponsor Loans or Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Sponsor Loans or Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement entered into on November 3, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Underwriters Agreement

On November 8, 2021, the underwriters were paid a cash underwriting discount of $6,900,000, or $0.20 per Unit, of the gross proceeds of the IPO. The Company will pay the underwriters an additional underwriting fee upon the consummation of an initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, or $12,075,000.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

●	in whole and not in part;

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;
●	upon a minimum of 30 days’ prior written notice of redemption
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

Note 8 — Fair Value Measurement

The following table presents fair value information as of March 31 2022 and December 31, 2021, for the Company’s warrant liability and Sponsor Loans that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company valued the Sponsor Loans using the bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. The fair value of the Private Placement Warrant liability and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. As of March 31, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. As of March 31, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the quarter ended March 31, 2022, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2022		December 31, 2021
Liabilities:	Level	Amount	Level	Amount
Warrant Liability – Public Warrants	1	$6,727,500	3	$12,075,000
Warrant Liability – Private Placement Warrants	3	$3,666,000	3	$6,580,000
Sponsor Loans	3	$5,357,000	3	$5,490,000

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

As of March 31, 2022 and December 31, 2021, the fair value of the sponsor loans amounted to $5,357,000 and $5,490,000, respectively. For the three months ended March 31, 2022, the fair value adjustment amounted to $133,000 which is credited to operations for this period.

The following table sets forth the fair value, unpaid principal balance and fair value adjustment for the three months ended March 31, 2022 for the sponsor loans.

Fair Value Option			Fair Value
Liabilities:	Fair Value	Unpaid Principal Balance	Adjustment
Sponsor Loans	$5,357,000	$6,900,000	$133,000

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	March 31, 2022	December 31, 2021
Common stock price	$9.91	$9.90
Risk-free interest rate (Bond)	1.70%	0.33%
Risk-free forward interest rate (Conversion Option)	2.55%	1.50%
Expected term in years	1.11 years	0.85 years
Expected volatility	4.10%	10.40%
Credit spread	2.87%	3.19%

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Black-Scholes-Merton valuation model to value the Private Warrants as of March 31, 2022 and December 31, 2021.

The key inputs into the modified Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Common stock price	$9.91	$9.90
Risk-free interest rate	2.39%	1.34%
Expected term in years	6.11 years	5.85 years
Expected volatility	4.10%	10.40%
Exercise price	$11.50	$11.50
Warrant price	$0.39	$0.70

The key inputs into the Black-Scholes-Merton valuation model for the Public Warrants were as follows:

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

December 31, 2021
Input	Public Warrants
Common stock price	$9.90
Risk-free interest rate	1.34%
Expected term in years	5.85 years
Expected volatility	10.40%
Exercise price	$11.50
Warrant Price	$0.70

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liability measured with level 3 inputs at January 1, 2022:	$18,655,000
Public Warrants reclassified to level 1 (1)	(6,727,500)
Change in fair value	(8,261,500)
Fair Value at March 31, 2022 – private placement warrants	$3,666,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2022

	Private Placement Warrants	Sponsor Loans
Fair value as of January 1, 2022	$6,580,000	$5,490,000
Change in valuation inputs or other assumptions	2,914,000	133,000
Fair value as of March 31, 2022	$3,666,000	$5,357,000

Note 9— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note as of the date which these unaudited condensed financial statements were issued.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”). We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $8,177,015 which consisted of formation and operating costs of $326,655 offset by the change in the fair value of the warrant liability and sponsor loans of $8,394,500 and interest earned on investment held in the Trust Account of $109,170.

For the period from February 18, 2021 (inception) through March 31, 2021, we had a net loss of $473, consisting of formation costs.

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

Offering costs amounted to $18,394,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $455,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability. In addition, $2,089,239 of cash was held outside of the Trust Account on November 8, 2021 and is available for working capital purposes.

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

As of March 31, 2022, we had available to us approximately $720,000 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company become obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023 or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern.  It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following risk factors:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our proximity to our liquidation date results in substantial doubt about our ability to continue as a “going concern.”

In connection with the Company's assessment of going concern considerations in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern.. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if the Company extends the period of time to consummate the initial business combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of May 2022.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)