Form 10-Q
period 2022-06-30
Concord Acquisition Corp III
filed 2022-08-12
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	June 30, 2022
	(unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$541,119	$1,214,555
Prepaid expenses	426,449	396,482
Total Current Assets	967,568	1,611,037

Long-term prepaid expenses	133,573	323,985
Marketable securities and cash held in Trust Account	352,449,851	351,921,694
Total Assets	$353,550,992	$353,856,716

Liabilities and Stockholders’ Deficit
Current Liabilities:
Due to related party	$7,445	$2,727
Taxes payable	57,969	—
Accounts payable and accrued expenses	80,059	309,438
Total Current Liabilities	145,473	312,165

Sponsor loans, at fair value	2,586,000	5,490,000
Warrant liability	5,863,000	18,655,000
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	20,611,504	36,532,165

Commitments and Contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.21 at June 30, 2022 and $10.20 at December 31, 2021	352,118,133	351,900,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital		—
Accumulated deficit	(19,237,477)	(34,576,312)
Total Stockholders’ Deficit	(19,236,614)	(34,575,449)
Total Liabilities and Stockholders’ Deficit	$353,550,992	$353,856,716

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period
		from February 18,
		2021
	For the Six Months	(inception)	For the Three Months ended	For the Three Months ended
	ended June 30,	through June 30,	June 30,	June 30,
	2022	2021	2022	2021

Formation and operating costs	$609,220	$473	$282,565	$—
Loss from operations	(609,220)	(473)	(282,565)	—

Other income:
Income from investments held in Trust Account	528,157	—	418,987	—
Change in fair value of warrant liability and sponsor loans	15,696,000	—	7,301,500	—
Total other income	16,224,157	—	7,720,487	—

Income (loss) before provision for income taxes	15,614,937	(473)	7,437,922	—
Provision for income taxes	57,969	—	57,969	—
Net income (loss)	$15,556,968	$(473)	$7,379,953	$—

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.36	$—	$0.17	$—
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.36	$(0.00)	$0.17	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Six Months ended June 30, 2022

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Net income	—	—	—	—	—	—	—	8,177,015	8,177,015
Balance as of March 31, 2022	—	—	—	—	8,625,000	863	—	(26,399,297)	(26,398,434)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—		(218,133)	(218,133)
Net income	—	—	—	—	—	—	—	7,379,953	7,379,953
Balance as of June 30, 2022 (unaudited)	—	$—	—	$—	8,625,000	$863	$—	$(19,237,477)	$(19,236,614)

For the period from February 18, 2021 (inception) through June 30, 2021

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of March 31, 2021	—	—	—	—	8,625,000	863	24,137	(473)	24,527
Net loss	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,137	$(473)	$24,527

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Six	February 18, 2021
	Months ended	(inception) through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$15,556,968	$(473)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(528,157)	—
Changes in fair value of warrant liability and sponsor loans	(15,696,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	160,445	—
Due to related party	4,718	—
Taxes payable	57,969	—
Accounts payable and accrued expenses	(229,379)	473
Net cash used in operating activities	(673,436)	—

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	75,000
Proceeds from sale of common stock to initial stockholders	—	25,000
Payment of deferred offering costs	—	(74,992)
Net cash provided by financing activities	—	25,008

Net change in cash	(673,436)	25,008
Cash, beginning of the period	1,214,555	—
Cash, end of the period	$541,119	$25,008

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$218,133	$—
Offering costs included in accounts payable and accrued offering expenses	$—	$156,717

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Placement Warrants, generating total proceeds of $9,400,000, which is described in Note 4.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2022, the amount in the Trust Account is $10.21 per public share.

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

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Liquidity and Going Concern Consideration

As of June 30, 2022, the Company had cash on hand of $541,119 held outside of the Trust Account and available for working capital purposes. In addition, the Sponsor agreed to loan the Company up to $350,000 to be used to pay any operating expenses. The Company has not borrowed any amount under the loan since inception.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Risks and Uncertainties

Management is evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 18, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the six and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities and Cash Held in Trust Account

As of June 30, 2022, investments held in Trust Account consisted of Mutual Funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities is included in Income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet. Fair value of these marketable securities amounted to $351,923,363 as of December 31, 2021.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in the Trust Account” line item in the condensed statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $320,031 and $210,861 for the six and three months ended June 30, 2022, respectively. There were no such securities held during the period from February 18, 2021 (inception) through June 30, 2021 and as a result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the six and three months ended June 30, 2022, the Company recorded an increase in the redemption value of $218,133 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes. While the Company may use earnings on the trust account to pay its tax obligations, as of June 30, 2022, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Warrant Liability

The Company accounts for the 26,650,000 warrants issued in connection with the Initial Public Offering (the 17,250,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and expects to file U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At June 30, 2022, and December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the six months ended June 30, 2022, and for the period from February 18, 2021 (Inception) through June 30, 2021, net income (loss) per common share is as follows:

			Period from February 18, 2021
	Six Months ended June 30, 2022		(inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$12,445,575	$3,111,393	$—	$(473)
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000
Basic and diluted net income (loss) per share	$0.36	$0.36	$—	$(0.00)

For the three months ended June 30, 2022 and 2021, net income per common share is as follows:

	Three Months ended June 30, 2022		Three Months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$5,903,962	$1,475,991	$—	$—
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000
Basic and diluted net income per share	$0.17	$0.17	$—	$—

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company has not borrowed any amount under the promissory note.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Prior to May 3, 2022, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of November 8, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The entire loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account and as such there was no balance outstanding as of June 30, 2022 and December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Related Party Extension Loans

The Company will have until May 8, 2023, to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate its initial business combination by May 8, 2023, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (or until August 8, 2023 or November 8, 2023, as applicable,), subject to the sponsor depositing additional funds into the trust account as set out below. The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, in order for the time available for the Company to consummate its initial business combination to be extended for any such three-month period, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $3,450,000 (or $0.10 per unit sold in this offering in either case, up to an aggregate of $6,900,000), on or prior to the date of the applicable deadline, for each three month extension. Any such payment would be made in the form of a non-interest-bearing loan in substantially the same form as the sponsor loan and would be repaid, if at all, from funds released to the Company upon completion of its initial business combination. Any such extension loan may be converted into warrants at the price of $1.00 per warrant at the option of the lender at or prior the time of the business combination.

The warrants would be identical to the private placement warrants issued to the Company’s sponsors. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company is unable to consummate an initial business combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

seek to dissolve and liquidate. No such loans were made as of June 30, 2022.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on November 3, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized $120,000 and $60,000 and $0 for the administrative service fee for the six and three months ended June 30, 2022, and the period from February 18, 2021 (inception) to June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2022, and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $7,445 and $2,727, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 8 — Fair Value Measurement

The following table presents fair value information as of June 30, 2022, and December 31, 2021, for the Company’s marketable securities and cash held in Trust Account, warrant liability and Sponsor Loans that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Assets:	Level	June 30 2022	December 31, 2021
Marketable securities and cash held in Trust Account	1	$352,449,851	$—

Liabilities:	Level	June 30 2022	December 31, 2021
Warrant Liability – Public Warrants	1	$3,795,000	$12,075,000
Warrant Liability – Private Placement Warrants	3	$2,068,000	$6,580,000
Sponsor Loans	3	$2,586,000	$5,490,000

The Company’s Private Placement Warrant liability for all periods presented is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company valued the Sponsor Loans using the bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. The inputs used to measure fair value of the Private Placement Warrant liability and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. As of June 30, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. As of June 30, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the quarter ended March 31, 2022, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

As of June 30, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value as of June 30, 2022.

Under the guidance in ASC 815-40, the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

As of June 30, 2022 and December 31, 2021, the fair value of the sponsor loans amounted to $2,586,000 and $5,490,000, respectively. For the six and three months ended June 30, 2022, the fair value adjustment amounted to $2,904,000 and $2,771,000, respectively which is credited to operations for each of these periods.

The following table sets forth the fair value, unpaid principal balance and fair value adjustment for the six months ended June 30, 2022 for the sponsor loans.

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
Sponsor Loans
December 31, 2021	$5,490,000	$6,900,000
June 30, 2022	$2,586,000	$6,900,000

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	June 30, 2022		December 31, 2021
Common stock price	$9.94		$9.90
Risk-free interest rate (Bond)	2.70%		0.33%
Risk-free interest rate (Conversion Option)	3.05%		1.50%
Expected term in years	0.86	years	0.85	years
Expected volatility	0.00%		10.40%
Credit spread	5.01%		3.19%

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Black-Scholes-Merton valuation model to value the Private Warrants as of June 30, 2022 and December 31, 2021.

The key inputs into the modified Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	June 30, 2022		December 31, 2021
Common stock price	$9.94		$9.90
Risk-free interest rate	3.00%		1.34%
Expected term in years	5.86	years	5.85	years
Expected volatility	0.00%		10.40%
Exercise price	$11.50		$11.50
Warrant price	$0.22		$0.70

The key inputs into the Black-Scholes-Merton valuation model for the Public Warrants were as follows:

December 31, 2021
Input	Public Warrants
Common stock price	$9.90
Risk-free interest rate	1.34%
Expected term in years	5.85 years
Expected volatility	10.40%
Exercise price	$11.50
Warrant Price	$0.70

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liability measured with level 3 inputs at January 1, 2022:	$18,655,000
Public Warrants reclassified to level 1 (1)	(6,727,500)
Change in fair value	(8,261,500)
Fair Value at March 31, 2022 – private placement warrants	3,666,000
Change in fair value	(1,598,000)
Fair Value at June 30, 2022 - private placement warrants	$2,068,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2022

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Private Placement Warrants and Sponsor Loans:

	Private Placement Warrants	Sponsor Loans
Fair value as of January 1, 2022	$6,580,000	$5,490,000
Change in valuation inputs or other assumptions	(2,914,000)	(133,000)
Fair value as of March 31, 2022	3,666,000	5,357,000
Change in valuation inputs or other assumptions	(1,598,000)	(2,771,000)
Fair value as of June 30, 2022	$2,068,000	$2,586,000

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	June 30, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/Startup expenses	$146,366	$39,442
Federal net operating loss	—	31,932
Total deferred tax asset	146,366	71,374
Valuation allowance	(146,366)	(71,374)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

		For the period from February 18,
	For the Six Months ended	2021 (inception) through	For the Three Months ended	For the Three Months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal:
Current	$57,969	$—	$57,969	$—
Deferred	(106,924)	—	(48,826)	—

State:
Current	—	—		—
Deferred	—	—		—
Valuation allowance	106,924	—	48,826	—
Income tax provision	$57,969	$—	$57,969	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for its deferred tax assets.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

		For the period from February 18,
	For the Six Months ended	2021 (inception) through	For the Three Months ended	For the Three Months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability	(21.1)%	—	(20.6)%	—
Change in valuation allowance	0.5%	(21.0)%	0.4%	(21.0)%
Income tax provision	0.4%	—	0.8%	—

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Concord Acquisition Corp III. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Concord Sponsor Group III LLC and CA2 Co-Investment, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly report on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the six months ended June 30, 2022, we had net income of $15,556,968 which consisted of formation and operating costs of $609,220 and income taxes of $57,969 offset by the change in the fair value of the warrant liability and sponsor loans of $15,696,000 and income from investments held in Trust Account of $528,157.

For the period from February 18, 2021 (inception) through June 30, 2021, we had a net loss of $473, consisting of formation costs.

For the three months ended June 30, 2022, we had net income of $7,379,953 which consisted of formation and operating costs of $282,565 and income taxes of $57,969 offset by the change in the fair value of the warrant liability and sponsor loans of $7,301,500 and income from investments held in the Trust Account of $418,987.

For the three months ended June 30, 2021, we had no activity and no net income or loss.

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

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note.

As of June 30, 2022, we had available to us approximately $541,119 of proceeds held outside the Trust Account. In addition, the Sponsor agreed to loan the Company up to $350,000 to be used to pay any operating expenses. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2021, on file with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 9, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)