Form 10-Q
period 2022-09-30
Concord Acquisition Corp III
filed 2022-11-04
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$409,645	$1,214,555
Prepaid expenses	405,198	396,482
Total Current Assets	814,843	1,611,037

Long-term prepaid expenses	36,789	323,985
Marketable securities and cash held in Trust Account	354,038,364	351,921,694
Total Assets	$354,889,996	$353,856,716

Liabilities and Stockholders’ Deficit
Current Liabilities:
Due to related party	$7,867	$2,727
Taxes payable	381,057	—
Accounts payable and accrued expenses	116,694	309,438
Total Current Liabilities	505,618	312,165

Sponsor loans, at fair value	1,963,000	5,490,000
Warrant liability	4,264,000	18,655,000
Deferred underwriters’ discount	12,075,000	12,075,000
Total Liabilities	18,807,618	36,532,165

Commitments and Contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.24 and $10.20 at September 30, 2022 and December 31, 2021, respectively	353,333,558	351,900,000

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,252,043)	(34,576,312)
Total Stockholders’ Deficit	(17,251,180)	(34,575,449)
Total Liabilities and Stockholders’ Deficit	$354,889,996	$353,856,716

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the period from
	For the	February 18, 2021	For the	For the
	Nine Months ended	(inception) through	Three Months ended	Three Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Formation and operating costs	$895,786	$4,623	$286,566	$4,150
Loss from operations	(895,786)	(4,623)	(286,566)	(4,150)

Other income:
Income from investments held in Trust Account	2,116,670	—	1,588,513	—
Change in fair value of warrant liability and sponsor loans	17,918,000	—	2,222,000	—
Total other income	20,034,670	—	3,810,513	—

Income (loss) before income taxes	19,138,884	(4,623)	3,523,947	(4,150)
Provision for income taxes	381,057	—	323,088	—
Net income (loss)	$18,757,827	$(4,623)	$3,200,859	$(4,150)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	—	34,500,000	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.43	$(0.00)	$0.07	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.43	$(0.00)	$0.07	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

For the Nine Months ended September 30, 2022

			Class A		Class B
									Total
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(218,133)	$(218,133)
Net income	—	—	—	—	—	—	—	15,556,968	15,556,968
Balance as of June 30, 2022	—	—	—	—	8,625,000	863	—	(19,237,477)	(19,236,614)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,215,425)	(1,215,425)
Net income	—	—	—	—	—	—	—	3,200,859	3,200,859
Balance as of September 30, 2022 (unaudited)	—	$—	—	$—	8,625,000	$863	$—	$(17,252,043)	$(17,251,180)

For the period from February 18, 2021 (inception) through September 30, 2021

			Class A		Class B
									Total
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(473)	(473)
Balance as of June 30, 2021 (unaudited)	—	—	—	—	8,625,000	863	24,137	(473)	24,527
Net loss	—	—	—	—	—	—	—	(4,150)	(4,150)
Balance as of September 30, 2021 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,137	$(4,623)	$20,377

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the period from
	For the Nine	February 18, 2021
	Months ended	(inception) through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$18,757,827	$(4,623)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(2,116,670)	—
Changes in fair value of warrant liability and sponsor loans	(17,918,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	278,480	—
Due to related party	5,140	—
Taxes payable	381,057	—
Accounts payable and accrued offering costs	(192,744)	473
Net cash used in operating activities	(804,910)	(4,150)

Cash flows from financing activities:
Proceeds from issuance of promissory note to related party	—	175,000
Proceeds from sale of common stock to initial stockholders	—	25,000
Payment of deferred offering costs	—	(115,162)
Net cash provided by financing activities	—	84,838

Net change in cash	(804,910)	80,688
Cash, beginning of the period	1,214,555	—
Cash, end of the period	$409,645	$80,688

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$1,433,558	$—
Offering costs included in accounts payable and accrued offering expenses	$—	$127,879

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

The Company’s sponsors are Concord Sponsor Group III LLC (the “Sponsor”) (an affiliate of Atlas Merchant Capital LLC), and CA2 Co-Investment LLC (an affiliate of one of the underwriters of the Initial Public Offering) (“CA2 Co-Investment” and, together with the Sponsor, the “Sponsors”).

The registration statements for the Initial Public Offering were declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Effective Date”). On November 8, 2021, the Company completed its initial public offering (the “Initial Public Offering” or “IPO”) of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000, which is described in Note 3.

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

SEPTEMBER 30, 2022

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2022, the amount in the Trust Account is approximately $10.24 per public share.

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had cash on hand of $409,645 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Certain prior period amounts have been revised to conform to the current presentation.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 18, 2022, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2021 has been derived from those audited financial statements. The interim results for the nine and three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities and Cash Held in Trust Account

As of September 30, 2022, investments held in Trust Account consisted of Mutual Funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities is included in Income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet. Fair value of held-to-maturity securities amounted to $351,923,363 as of December 31, 2021. There were no held-to-maturity securities as of September 30, 2022.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Income from investments held in the Trust Account” line item in the condensed statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $320,031 and $0 for the nine and three months ended September 30, 2022, respectively. There were no such securities held during the period from February 18, 2021 (inception) through September 30, 2021 and as a result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022, the Company has not experienced losses on this account.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the nine months ended September 30, 2022, the Company recorded an increase in the redemption value of $1,433,558 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes. While the Company may use earnings on the trust account to pay its tax obligations, as of September 30, 2022, no amounts have been withdrawn by the Company from the Trust Account to pay its tax obligations.

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

SEPTEMBER 30, 2022

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

SEPTEMBER 30, 2022

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, the Company would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At September 30, 2022, and December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

For the nine months ended September 30, 2022, and for the period from February 18, 2021 (Inception) through September 30, 2021, net income (loss) per common share is as follows:

			Period from February 18, 2021
	Nine Months ended September 30, 2022		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$15,006,262	$3,751,565	$—	$(4,623)
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000
Basic and diluted net income (loss) per share	$0.43	$0.43	$—	$(0.00)

For the three months ended September 30, 2022 and 2021, net income per common share is as follows:

	Three Months ended September 30, 2022		Three Months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,560,687	$640,172	—	(4,150)
Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000
Basic and diluted net income per share	$0.07	$0.07	$—	$(0.00)

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company completed a private placement of an aggregate of 9,400,000 warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Amounts by which fair value of Private Placement Warrants exceeds cash proceeds have been recognized as expense during the three months ended December 31, 2021.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Prior to May 3, 2022, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of November 8, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The entire loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account and as such there was no balance outstanding as of September 30, 2022 and December 31, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The warrants would be identical to the private placement warrants issued to the Company’s sponsors. The Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial business combination. If the Company is unable to consummate an initial business combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. No such loans were made as of September 30, 2022.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on November 3, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized $180,000 and $60,000 for the administrative service fee for the nine and three months ended September 30, 2022, respectively and $0 for both the period from February 18, 2021 (inception) to September 30, 2021 and three months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2022, and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $7,867 and $2,727, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Note 8 — Fair Value Measurement

The following table presents fair value information as of September 30, 2022, and December 31, 2021, for the Company’s marketable securities and cash held in Trust Account, warrant liability and Sponsor Loans that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Assets:	Level	September 30 2022	December 31, 2021
Marketable securities and cash held in Trust Account	1	$354,038,364	$—

Liabilities:	Level	September 30 2022	December 31, 2021
Warrant Liability – Public Warrants	1	$2,760,000	$12,075,000
Warrant Liability – Private Placement Warrants	3	$1,504,000	$6,580,000
Sponsor Loans	3	$1,963,000	$5,490,000

The Company’s Private Placement Warrant liability for all periods presented is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company valued the Sponsor Loans using the bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. The inputs used to measure fair value of the Private Placement Warrant liability and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. As of September 30, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets. As

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

of September 30, 2022, the fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. During the quarter ended March 31, 2022, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

As of September 30, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheet at fair value as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the fair value of the sponsor loans amounted to $1,963,000 and $5,490,000, respectively. For the nine and three months ended September 30, 2022, the fair value adjustment amounted to $3,527,000 and $623,000, respectively which is credited to operations for each of these periods.

The following table sets forth the fair value, unpaid principal balance and fair value adjustment for the nine months ended September 30, 2022 for the sponsor loans.

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
Sponsor Loans
December 31, 2021	$5,490,000	$6,900,000
September 30, 2022	$1,963,000	$6,900,000

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	September 30, 2022		December 31, 2021
Common stock price	$10.03		$9.90
Risk-free interest rate (Bond)	3.91%		0.33%
Risk-free interest rate (Conversion Option)	4.00%		1.50%
Expected term in years	0.61	years	0.85	years
Expected volatility	0.00%		10.40%
Credit spread	4.95%		3.19%

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Black-Scholes-Merton valuation model to value the Private Placement Warrants as of September 30, 2022 and December 31, 2021.

The key inputs into the modified Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	September 30, 2022		December 31, 2021
Common stock price	$10.03		$9.90
Risk-free interest rate	3.99%		1.34%
Expected term in years	5.61	years	5.85	years
Expected volatility	0.00%		10.40%
Exercise price	$11.50		$11.50
Warrant price	$0.16		$0.70

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liabilities measured with level 3 inputs at January 1, 2022:	$18,655,000
Public Warrants reclassified to level 1 (1)	(6,727,500)
Change in fair value (Public and Private Placement Warrants) (1)	(9,859,500)
Fair Value at June 30, 2022 - Private Placement Warrants	2,068,000
Change in fair value	(564,000)
Fair Value at September 30, 2022 - Private Placement Warrants	$1,504,000

(1)	Assumes the Public Warrants were reclassified on March 31, 2022

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Private Placement Warrants and Sponsor Loans:

	Private
	Placement
	Warrants	Sponsor Loans
Fair value as of January 1, 2022	$6,580,000	$5,490,000
Change in valuation inputs or other assumptions	(4,512,000)	(2,904,000)
Fair value as of June 30, 2022	2,068,000	2,586,000
Change in valuation inputs or other assumptions	(564,000)	(623,000)
Fair value as of September 30, 2022	$1,504,000	$1,963,000

Note 9 — Income Taxes

The Company’s net deferred tax assets are as follows:

	September 30, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/Startup expenses	$196,045	$39,442
Federal net operating loss	—	31,932
Total deferred tax asset	196,045	71,374
Valuation allowance	(196,045)	(71,374)
Deferred tax asset, net of allowance	$—	$—

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The income tax provision consists of the following:

		For the period from February 18,
	For the Nine Months ended	2021 (inception) through	For the Three Months ended	For the Three Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal:
Current	$381,057	$—	$323,088	$—
Deferred	(124,671)	—	(49,679)	—

State:
Current	—	—	—	—
Deferred	—	—	—	—
Change in valuation allowance	124,671	—	49,679	—
Income tax provision	$381,057	$—	$323,088	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the		For the
	Nine		Three
	Months	For the period from February 18,	Months
	ended	2021 (inception) through	ended	For the Three Months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability and Sponsor loans	(19.7)%	—	(13.2)%	—
Change in valuation allowance	0.7%	(21.0)%	1.4%	(21.0)%
Income tax provision	2.0%	—	9.2%	—

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of investment income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities and Sponsor loans. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2022, we had net income of $18,757,827 which consisted of formation and operating costs of $895,786 and income taxes of $381,057 offset by the change in the fair value of the warrant liability and sponsor loans of $17,918,000 and income from investments held in Trust Account of $2,116,670.

For the period from February 18, 2021 (inception) through September 30, 2021, we had a net loss of $4,623, consisting of formation costs.

For the three months ended September 30, 2022, we had net income of $3,200,859 which consisted of formation and operating costs of $286,566 and income taxes of $323,088 offset by the change in the fair value of the warrant liability and sponsor loans of $2,222,000 and income from investments held in the Trust Account of $1,588,513.

For the three months ended September 30, 2021, we had a net loss of $4,150, consisting of formation costs.

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

Offering costs amounted to $18,394,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $540,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability. In addition, $2,089,239 of cash was held outside of the Trust Account on November 8, 2021 and was available for working capital purposes.

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

As of September 30, 2022, we had available to us $409,645 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate our business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. It is uncertain whether the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022 (the “Annual Report”), and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 9, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report, except for the below.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the New York Stock Exchange, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2022.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)