Form 10-K
period 2022-12-31
Concord Acquisition Corp III
filed 2023-02-27
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2022, based upon the closing price of $9.94 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $348.7 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2023, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the financial services and financial technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC.

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

A total of $351,900,000 of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders.

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $1 billion in assets under management as of December 31, 2022 and approximately $3.0 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc. and Crux Informatics. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. Mr. Diamond also serves on the board of directors of Concord II.

Jeff Tuder serves as our Chief Executive Officer and a director. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord II.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University. Ms. Cito also serves as Chief Financial Officer of Concord II.

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

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord II.

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, an equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter. Mr. Ort also serves on the board of directors of Concord II.

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

In August 2020, members of our management team formed Concord Acquisition Corp (“Concord I”), and in February 2021, members of our management team formed Concord Acquisition Corp II (“Concord II”), each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I entered into a definitive agreement for a business combination but was unable to complete its initial business combination and is currently in the process of dissolving. Concord II has completed its initial public offering but has not entered into a business combination agreement or completed its initial business combination. Most of the members of our management team serve in the same positions with Concord II and Concord III.

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

Specifically, our strategy is to:

●	utilize our deep understanding of emerging trends within the financial services and financial technology sectors to identify the most attractive segments and to assess suitable merger candidates;
●	develop a large pipeline of actionable investment opportunities through our long-standing relationships and proprietary deal sourcing networks; and,
●	leverage the strategic, transactional and operating experience of our management team and sponsor to engage with and perform due diligence over likely business combination targets to consummate a transaction;

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

Atlas and its network of operating partners have deep domain expertise within the financial services and financial technology industries as well as broad transactional experience outside of our core focus areas, with particularly valuable experience:

●	operating large, complex, global businesses;
●	establishing both short and long-term strategic directions;
●	navigating and adapting to challenging macro environments;
●	identifying, recruiting and assessing world-class executives;
●	acquiring and integrating companies;

●	structuring, negotiating and financing complex transactions with multiple counterparties; and,
●	developing and growing companies in various ways; both organically through new product introductions and geographic expansion, and inorganically through acquisitions and other strategic joint-ventures and partnerships.

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

We do not believe, however, that (aside from Concord II) the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-

affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we will remain a smaller reporting company until the last day of each fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $344,115,233 assuming no redemptions, after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance will result in our undergoing a change of control.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination, and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination) to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination).

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

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire, including Concord II. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsors or any of its affiliates may make additional investments in us, although our sponsors and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust

Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As of December 31, 2022, only $521,149 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we have not yet made any such determination to liquidate the securities held in the trust account.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement/prospectus, we are currently holding the funds in our trust account in money market funds.

Risks Related to Our Operations

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsors and their permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In addition, many of our executive officers and directors also serve as executive officers and directors of Concord II, which is a blank check company that is in the process of identifying a target and completing its business combination and may present additional conflicts of interest in pursuing an acquisition target. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

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

In light of the involvement of our sponsors, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsors, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities, including, without limitation, Concord II. Such entities may compete with us for business combination opportunities. Our sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors, in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the offering (not including the shares of Class A common stock underlying the private placement warrants).

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

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with approximately $351.9 million, assuming no redemptions, that we may use to complete our initial business combination (which includes $12,075,000, for the payment of the deferred underwriting commissions).We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of each fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred shares, and the fact that prior to the completion of our initial business combination only holders of our shares of Class B common stock, which are held by our initial stockholders, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that we make that occurs after December 31, 2022, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

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

Holders of Record

On February 27, 2023, there was one holder of record of our units, one holder of record of our Class A common stock and three holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to year, unless otherwise noted, refer to our fiscal year, which ends on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp III.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO and non-operating income or expense from the changes in the fair value of the warrant liability and the Sponsor loans. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $24,256,284, which consisted of formation and operating costs of $1,172,506, income tax expense of $995,207 offset by the change in the fair value of the warrant liability and sponsor loans of $21,332,800 and income from investments held in Trust Account of $5,091,197.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our initial public offering through receipt of a $25,000 capital contribution from our sponsors in exchange for the issuance of the founder shares and up to $200,000 in loans from our sponsors under unsecured promissory notes. For the year ended December 31, 2022, net cash used in operating activities was $1,516,064, net cash provided by investing activities was $822,658, and no net cash provided by financing activities.

We intend to use substantially all of the funds held in our Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock following the IPO, multiplied by (3) the number of our authorized shares following the IPO. Based on the number of shares of our common stock authorized and outstanding and our total gross proceeds after the completion of the IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be for taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had available to us $521,149 of proceeds held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. As of December 31, 2022, no such loans had been arranged.

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

The Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination).

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. Additionally, our underwriters are entitled to a deferred underwriting discount of $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting policies:

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

Net Income per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2022, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	71	Chairman of the Board
Jeff Tuder	49	Chief Executive Officer and Director
Michele Cito	33	Chief Financial Officer
Peter Ort	52	Director
Thomas King	62	Director
Larry Leibowitz	62	Director

Bob Diamond serves as Chairman of our board of directors. Mr. Diamond is Founding Partner and Chief Executive Officer of Atlas Merchant Capital LLC. Mr. Diamond has also been the Chairman of Concord I and Concord II. Until 2012, Mr. Diamond was Chief Executive of Barclays, having previously held the position of President of Barclays, responsible for Barclays Capital and Barclays Global Investors (“BGI”). He became an executive director of Barclays in 2005 and had been a member of the Barclays Executive Committee since 1997. Prior to Barclays, Mr. Diamond held senior executive positions at Credit Suisse First Boston and Morgan Stanley in the United States, Europe and Asia. Mr. Diamond worked at Credit Suisse First Boston from 1992 to 1996, where his roles included Vice Chairman and Head of Global Fixed Income and Foreign Exchange in New York, as well as Chairman, President and CEO of Credit Suisse First Boston Pacific. Mr. Diamond worked at Morgan Stanley from 1979 to 1992, including as the Head of European and Asian Fixed Income Trading. Mr. Diamond is currently a member of the Board of Directors of South Street Securities Holdings, Inc. and Crux Informatics. He is also a Trustee of The American Foundation of the Imperial War Museum Inc., a Life Member of The Council on Foreign Relations and is involved in several non-profit initiatives, including being a Director of the Diamond Foundation. He is also Life Trustee and former Chair of the Colby College Board of Trustees. Mr. Diamond also serves on the board of directors of Concord II.

Jeff Tuder serves as our Chief Executive Officer and on our board of directors. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Mr. Tuder has also been the Chief Executive Officer of Concord I and Concord II. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a $3 billion multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG), Unico American (NASDAQ: UNAM), and Seachange International (NASDAQ: SEAC). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord II.

Michele Cito serves as our Chief Financial Officer. Ms. Cito is Chief Financial Officer and a Managing Director of Atlas Merchant Capital LLC, having joined in June 2014. Ms. Cito joined Atlas as Controller and later served as Vice President of Finance and Operations prior to becoming Chief Financial Officer. Ms. Cito has also been the Chief Financial Officer of Concord I and Concord II. Previously, Ms. Cito worked as an Auditor at Deloitte & Touche LLP in financial services. Ms. Cito is a Certified Public Accountant and received a B.A. in Public Accounting, and an MBA from Pace University. Ms. Cito also serves as Chief Financial Officer of Concord II.

Peter Ort serves on our board of directors. Mr. Ort is Co-Founder of CurAlea Associates LLC, which provides customized software and advisory solutions to wealth and asset managers. Mr. Ort is also a General Partner at Cambium Capital Partners, an early stage venture capital firm focused on advanced computing in areas such as machine learning specific chips, quantum computing, and application specific devices. Previously, Mr. Ort spent the bulk of his career at Goldman Sachs, where he was a Managing Director and co-head of the Hedge Fund Strategies Group, overseeing manager selection for a $25 billion portfolio, and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort was also a Managing Director at Karsch Capital, a $3 billion equity long/short hedge fund. Mr. Ort is a member of the board or advisory board of a number of privately held technology companies. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, and is a member of the New York and New Jersey State Bars. He was a Fulbright Scholar in Japan, and is the Treasurer and a member of the board of the Fulbright Association’s New Jersey Chapter. Mr. Ort also serves on the board of directors of Concord II.

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

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas, and is a Strategic Advisor and Board Director of Crux Informatics. Mr. Leibowitz currently serves on the Board of Directors of Cowen, Inc (NASDAQ: COWN), an independent investment bank, as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the cryptocurrency, asset management technology and digital law businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord II.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022 there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of February 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Concord Sponsor Group III LLC(2)	7,957,727	(3)	18.7%
683 Capital Management, LLC(4)	2,475,000		7.2%
Highbridge Capital Management, LLC(5)	1,907,038		5.5%
Saba Capital Management, L.P.(6)	2,595,089		7.5%
Bob Diamond		(7)	—
Jeff Tuder		(7)	—
Michele Cito		(7)	—
Peter Ort	30,000	(8)	*
Thomas King	30,000	(8)	*
Larry Leibowitz	30,000	(8)	*
All directors and executive officers as a group (6 individuals)	90,000	(7)(8)	* %

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp III, 477 Madison Avenue, New York, NY 10022.
(2)	Concord Sponsor Group III LLC, our sponsor, is the record holder of the shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Jeff Tuder. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Consists of 7,957,727 shares of Class B common stock.

(4)	Based on a Schedule 13G filed on November 17, 2021, by 683 Capital Management, LLC, a Delaware limited liability company; 683 Capital Partners, LP, a Delaware limited partnership; and Ari Zweiman, a citizen of the United States (collectively, the “683 Reporting Persons”). As of October 26, 2021, 683 Capital Partners, LP beneficially owned 2,475,000 units, which contain 2,475,000 shares of Common Stock. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 2,475,000 shares of Common Stock beneficially owned by 683 Capital Management, LLC. The principal business address for each of the 683 Reporting Persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.
(5)	Based on a Schedule 13G/A filed on January 31, 2023, by Highbridge Capital Management, LLC, a Delaware limited liability company and the investment advisor to certain funds and accounts (the “Highbridge Funds”), with respect to the shares of Class A common stock of the Company directly held by the Highbridge Funds. The principal business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	Based on a Schedule 13G/A filed on February 14, 2023, by Saba Capital Management, L.P., a Delaware limited partnership; Boaz R. Weinstein, a citizen of the United States; and Saba Capital Management GP, LLC, a Delaware limited liability company (collectively, the “Saba Reporting Persons”). The principal business address for each of the Saba Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(8)	Interests shown consist of shares of Class B common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the offering. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors, in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares.

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

In addition, our sponsors have agreed to lend us an aggregate of $6,900,000 as of the closing date of the offering at no interest. The proceeds of the sponsor loan were added to the Trust Account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law) in accordance with the terms set forth in this Annual Report. Of the total amount of the sponsor loan, $6,063,636 was provided by our sponsor, and $836,364 was provided by CA2 Co-Investment. The sponsor loan shall be repaid or converted into sponsor loan warrants at a conversion price of $1.00 per warrant, at the sponsors’ discretion. The sponsor loan warrants are identical to the private placement warrants sold to the sponsors concurrently with the closing of this offering. The sponsor loan is being extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the sponsor loan from amounts held in the Trust Account, and its proceeds will be distributed to our public stockholders. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Concord II, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, including Concord II, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (or up to 24 months, as applicable) from the closing of the IPO, an affiliate of our sponsor will be paid a total of $360,000 (or up to $480,000, as applicable) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses. As of December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2022 the Company had an outstanding balance due to the affiliate of the Sponsor of $10,024.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. No such loans were made through December 31, 2022, or subsequent thereto.

On May 3, 2022, the Sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2022, no amounts related to the loan were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from February 18, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $106,090 for the services Marcum performed in connection with our Initial Public Offering, the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2021 financial statements included in this report. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $65,460 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2022 financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we did not pay Marcum fees for audit-related fees.

Tax Fees. During the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022, we paid Marcum $0 and $6,798, respectively, for tax compliance and preparation.

All Other Fees. We did not pay Marcum for other services during the period from February 18, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)Financial Statements

(2)Financial Statements Schedule

None

(3)Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.

10.3(1)	Letter Agreement, dated November 3, 2021, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 3, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and the Sponsor.
10.7(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and CA2 Co-Investment LLC
10.8(1)	Administrative Services Agreement, dated November 3, 2021, between the Company and Atlas Merchant Capital LLC
10.9(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the Sponsor
10.10(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the CA2 Co-Investment
10.11(1)	Form of Indemnity Agreement.
10.12(1)	Underwriting Agreement, dated November 3, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2021.

(2)Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-254789), filed with the SEC on March 26, 2021, as amended.

(3)Incorporated by reference to an exhibit to the Registrant’s Form 10-K, filed with the SEC on March 18, 2022, as amended.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP III

INDEX TO FINANCIAL STATEMENTS

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Concord Acquisition Corp III (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, the Company has until May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if the period of time to consummate a business combination is extended), to consummate a business combination. If a business combination is not consummated by May 8, 2023, (or until August 8, 2023 or November 8, 2023, as applicable, if the period of time to consummate a business combination is extended), there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

February 27, 2023

Concord Acquisition Corp III

Balance Sheets

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash	$521,149	$1,214,555
Prepaid expenses	331,453	396,482
Total Current Assets	852,602	1,611,037
Long-term prepaid expenses	—	323,985
Marketable securities and cash held in Trust Account	356,190,233	351,921,694
Total Assets	$357,042,835	$353,856,716

Liabilities and Stockholders' Deficit
Current Liabilities:
Due to related party	10,024	2,727
Accrued income taxes	485,207	—
Accounts payable and accrued expenses	79,569	309,438
Total Current Liabilities	574,800	312,165
Warrant liability	1,812,200	18,655,000
Sponsor loans, at fair value	1,000,000	5,490,000
Deferred underwriters' discount	12,075,000	12,075,000
Total Liabilities	15,462,000	36,532,165

Commitments and Contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.31 and $10.20 at December 31, 2022 and 2021, respectively	355,643,935	351,900,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,063,963)	(34,576,312)
Total Stockholders' Deficit	(14,063,100)	(34,575,449)
Total Liabilities and Stockholders' Deficit	$357,042,835	$353,856,716

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statements of Operations

		For the period
		from February
		18, 2021
		(inception)
	Year ended	through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,172,506	$361,567
Loss From Operations	(1,172,506)	(361,567)

Other Income (Expense):
Income from investments held in Trust Account	5,091,197	21,694
Change in fair value of warrant liability and sponsor loans	21,332,800	11,431,645
Offering costs attributable to warrant liability	—	(1,035,747)
Fair value of Private Placement Warrants in excess of purchase price	—	(886,420)
Total Other Income, Net	26,423,997	9,531,172
Income before provision for income taxes	25,251,491	9,169,605

Provision for income taxes	995,207	—

Net Income	$24,256,284	$9,169,605

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	5,876,972
Basic net income per share, Class A common stock subject to possible redemption	$0.56	$0.69
Diluted net income per share, Class A common stock subject to possible redemption	$0.56	$0.68
Basic weighted average shares outstanding, Class B common stock	8,625,000	7,459,967
Diluted weighted average shares outstanding, Class B common stock	8,625,000	7,619,690
Basic net income per share, Class B common stock	$0.56	$0.69
Diluted net income per share, Class B common stock	$0.56	$0.68

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statements of Changes in Stockholders’ Deficit

For the year ended December 31, 2022 and

For the Period from February 18, 2021 (inception) through December 31, 2021

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(3,743,935)	$(3,743,935)
Net income	—	—	—	—	—	—	—	24,256,284	24,256,284
Balance as of December 31, 2022	—	$—	—	$—	8,625,000	$863	$—	$(14,063,963)	$(14,063,100)

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance – February 18, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	—	—	8,625,000	863	24,137		25,000
Remeasurement of shares subject to redemption	—	—	—	—	—	—	(24,137)	(43,745,917)	(43,770,054)
Net income	—	—	—	—	—	—	—	9,169,605	9,169,605
Balance as of December 31, 2021	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)

The accompanying notes are an integral part of these financial statements.

Concord Acquisition Corp III

Statements of Cash Flows

		For the period from
		February 18, 2021
	For the Year ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net income	$24,256,284	$9,169,605
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(5,091,197)	(21,694)
Changes in fair value of warrant liability and sponsor loans	(21,332,800)	(11,431,645)
Fair value of Private Placement Warrants in excess of purchase price	—	886,420
Offering costs attributable to warrant liability	—	1,035,747
Changes in operating assets and liabilities:
Prepaid expenses	389,014	(720,467)
Due to related party	7,297	2,727
Accrued income taxes	485,207	—
Accounts payable and accrued offering costs	(229,869)	224,438
Net Cash Used In Operating Activities	(1,516,064)	(854,869)

Cash Flows From Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	822,658	—
Investment of cash in Trust Account	—	(351,900,000)
Net Cash Provided (Used) In Operating Activities	822,658	(351,900,000)
Cash Flows From Financing Activities:
Proceeds from sale of Units, net of underwriters’ discount	—	338,100,000
Proceeds from issuance of private placement warrants	—	9,400,000
Proceeds from issuance of sponsor loans	—	6,900,000
Proceeds from sale of common stock to initial shareholders	—	25,000
Proceeds from issuance of promissory note to related party	—	175,000
Payment of offering costs	—	(455,576)
Repayment of promissory note to related party	—	(175,000)
Net Cash Provided By Financing Activities	—	353,969,424

Net change in cash	(693,406)	1,214,555
Cash, beginning of the period	1,214,555	—
Cash, end of the period	$521,149	$1,214,555

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$3,743,935	$—
Initial classification of warrant liability	$—	$28,676,645
Deferred underwriting fee payable	$—	$12,075,000
Offering costs included in accounts payable and accrued offering expenses	$—	$85,000
Other supplemental cash flow information:
Federal income tax paid	$510,000	$—

The accompanying notes are an integral part of these financial statements.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

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

Offering costs amounted to $18,479,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $540,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability are recorded in accumulated deficit. In addition, $2,089,239 of cash was held outside of the Trust Account (as defined below) on November 8, 2021 and was available for working capital purposes.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2022, the amount in the Trust Account is approximately $10.31 per public share.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern Considerations

As of December 31, 2022, the Company had cash on hand of $521,149 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes and up to $100,000 to pay dissolution expenses. During the year ended December 31, 2022, the Company withdrew $822,658 from the Trust Account, all of which was used to pay taxes.

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

The Company has until May 8, 2023 (or until August 8, 2023, or November 8, 2023, if extended) to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before May 8, 2023, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023 (or until August 8, 2023 or November 8, 2023, as applicable, if we extend the period of time to consummate a business combination).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented and prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

Marketable Securities and Cash Held in Trust Account

As of December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2021, the Company classified its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of held-to-maturity securities amounted to $351,923,363 as of December 31, 2021. There were no held-to-maturity securities as of December 31, 2022. All U.S. Treasury securities held at December 31, 2021 matured during the year ended December 31, 2022.

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

For held-to-maturity securities, premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the income from investments held in the Trust Account line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $320,030 for the year ended December 31, 2022 and $21,694 for the period from February 18, 2021 (inception) through December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, on November 8, 2021, offering costs totaling $18,479,829, consisting of $6,900,000 of underwriting discount, $12,075,000 of deferred underwriting discount, and $540,576 of other offering costs offset by $1,035,747 of offering costs attributable to the warrant liability are recorded in accumulated deficit. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

The 34,500,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the year ended December 31, 2022, the Company recorded an increase in the redemption value of $3,743,935 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes. During the year ended December 31, 2022, $822,658 was withdrawn by the Company from the Trust Account to pay its tax obligations.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Deferred underwriting costs, net of amounts attributable to warrant liability	(11,431,342)
Paid underwriting fees, net of amounts attributable to warrant liability	(6,532,196)
Proceeds allocated to Public Warrants	(18,390,225)
Other offering costs paid	(516,291)
Plus:
Remeasurement of shares subject to redemption	43,770,054
Class A common stock subject to possible redemption, December 31, 2021	351,900,000
Plus:
Increase in redemption value of shares subject to possible redemption	3,743,935
Class A common stock subject to possible redemption, December 31, 2022	$355,643,935

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022, and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company was formed in 2021 and files U.S. federal and various state income tax returns. All tax periods since inception remain open to examination by the taxing jurisdictions to which the Company is subject. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At December 31, 2022 and 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

Net income per common share is as follows:

			Period from February 18, 2021
			(inception) through
	Year ended December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (Basic net income per share)	$19,405,027	$4,851,257	$4,040,620	$5,128,985
Dilutive effect of contingently issued stock	$—	$—	$(47,817)	$47,817
Allocation of net income (Diluted net income per share)	$19,405,027	$4,851,257	$3,992,803	$5,176,802

Denominator
Basic weighted-average shares outstanding	34,500,000	8,625,000	5,876,972	7,459,967
Dilutive effect of contingently issued stock	—	—	—	159,723
Diluted weighted-average shares outstanding	34,500,000	8,625,000	5,876,972	7,619,690
Basic net income per share	$0.56	$0.56	$0.69	$0.69
Diluted net income per share	$0.56	$0.56	$0.68	$0.68

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

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both December 31, 2022 and 2021.

Prior to May 3, 2022, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to be used for a portion of the expenses of the IPO. The loan was also non-interest bearing, unsecured and due at the later of July 31, 2021, or the closing of the IPO. As of November 8, 2021, the Sponsor had loaned to the Company an aggregate of $175,000 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The entire loan was repaid at the closing of the IPO out of the offering proceeds not held in the Trust Account and as such there was no balance outstanding as of December 31, 2022 or December 31, 2021.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

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

The warrants would be identical to the private placement warrants issued to the Company’s sponsors. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial business combination. If the Company is unable to consummate an initial business combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. No such loans were made as of December 31, 2022.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on November 3, 2021, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized an expense of $240,000 for the administrative service fee for the year ended December 31, 2022 and $38,000 for the period from the November 3, 2021 to December 31, 2021. As of December 31, 2022 and 2021, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2022, and December 31, 2021, the Company had an outstanding balance due to the affiliate of the Sponsor of $10,024 and $2,727, respectively. The amount is included in due to related party on the balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

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

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2022 and December 31, 2021, the Company has incurred approximately $1,000 and $0, respectively in fees contingent on the closing of a business combination. These costs may be paid using the proceeds of the cash available once the business combination is complete. The amount is included in accounts payable and accrued expenses on the balance sheets.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

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

The Company did not register the shares of Class A common stock issuable upon exercise of the warrants in connection with the IPO. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided that, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and
•

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;
•

at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock based on the redemption date and the “fair market value” of the Class A common stock (as defined below) except as otherwise described below;

•	upon a minimum of 30 days’ prior written notice of redemption
•

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

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

Note 8— Fair Value Measurement

The following table presents fair value information as of December 31, 2022 and 2021, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		December 31,
Assets:	Level	2022	2021
Marketable securities and cash held in Trust Account	1	$356,190,233	$—

		December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants (a)	(a)	$1,173,000	$12,075,000
Warrant Liability – Private Placement Warrants	3	$639,200	$6,580,000
Sponsor Loans	3	$1,000,000	$5,490,000

(a)    Level 3 at December 31, 2021 and Level 2 at December 31, 2022

During the year ended December 31, 2022 there was insufficient activity for the Company's Public Warrants to be classified as Level 1 and were reclassified as Level 2 on December 31, 2022. The Company’s Private Placement Warrants for all periods presented is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company valued the Sponsor Loans using the bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. The inputs used to measure fair value of the Private Placement Warrants and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. As of December 31, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. During the quarter ended March 31, 2022, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

As of December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the balance sheet at fair value as of December 31, 2022.

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

As of December 31, 2022 and 2021, the fair value of the sponsor loans amounted to $1,000,000 and $5,490,000, respectively. For the year ended December 31, 2022, the fair value adjustment amounted to $4,490,000. For the period from February 18, 2021 (inception) through December 31, 2021, the fair value adjustment amounted to $1,410,000. These amounts were credited to operations for each of these periods.

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
December 31, 2022	$1,000,000	$6,900,000
December 31, 2021	$5,490,000	$6,900,000

The key inputs into the valuation model for the Sponsor Loans were as follows:

	December 31,
Input	2022	2021
Common stock price	$10.19	$9.90
Risk-free interest rate (Bond)	4.51%	0.33%
Risk-free forward interest rate (Conversion Option)	3.91%	1.50%
Expected term in years	0.36 years	0.85 years
Expected volatility	0.00%	10.40%
Credit spread	5.33%	3.19%

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Black-Scholes-Merton valuation model to value the Private Placement Warrants as of December 31, 2022 and 2021.

The key inputs into the modified Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	December 31,
Input	2022	2021
Common stock price	$10.19	$9.90
Risk-free interest rate	3.95%	1.34%
Expected term in years	5.36 years	5.85 years
Expected volatility	0.00%	10.40%
Exercise price	$11.50	$11.50
Warrant fair value	$0.07	$0.69

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

The key inputs into the Black-Scholes-Merton valuation model for the Public Warrants were as follows:

December 31, 2021
Input	Public Warrants
Common stock price	$9.90
Risk-free interest rate	1.34%
Expected term in years	5.85 years
Expected volatility	10.40%
Exercise price	$11.50
Warrant fair value	$0.69

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3 for the year ended December 31, 2022 and December 31, 2021:

Initial measurement of fair value of Warrant liabilities measured with level 3 inputs at November 8, 2021:	$28,676,645
Change in fair value	(10,021,645)
Fair Value at December 31, 2021 – Warrant liabilities	$18,655,000

Warrant liabilities measured with level 3 inputs at January 1, 2022:	$18,655,000
Public Warrants reclassified to level 1 (1)	(6,727,500)
Change in fair value	(11,288,300)
Fair Value at December 31, 2022 – private placement warrants	$639,200
(1)	Assumes the Public Warrants were reclassified on March 31, 2022

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Public and Private Placement Warrants and Sponsor Loans:

	Public	Private Placement	Warrant	Sponsor
	Warrants	Warrants	Liability	Loans
Initial measurement of fair value on November 8, 2021	$18,390,225	$10,286,420	$28,676,645	$6,900,000
Change in valuation inputs or other assumptions	6,315,225	3,706,420	10,021,645	1,410,000
Fair value as of December 31, 2021	$12,075,000	$6,580,000	$18,655,000	$5,490,000
Change in valuation inputs or other assumptions	(10,902,000)	(5,940,800)	(16,842,800)	(4,490,000)
Fair value as of December 31, 2022	$1,173,000	$639,200	$1,812,200	$1,000,000

Note 9 — Income Taxes

As of December 31, 2022 and 2021, the Company’s net deferred tax assets are as follows:

Deferred tax asset:	2022	2021
Organizational costs/Startup expenses	$243,656	$39,442
Federal net operating loss	—	31,932
Total deferred tax asset	243,656	71,374
Valuation allowance	(243,656)	(71,374)
Deferred tax asset, net of allowance	$—	$—

CONCORD ACQUISITION CORP III

NOTES TO FINANCIAL STATEMENTS

The income tax provision consists of the following:

		For the period from February 18,
	For the year	2021 (inception) through
	December 31, 2022	December 31, 2021
Federal:
Current	$995,207	$—
Deferred	172,282	71,374

State:
Current	—	—
Deferred	—	—
Valuation allowance	(172,282)	(71,374)
Income tax provision	$995,207	$—

As of December 31, 2021 and December 31, 2022, the Company had $152,055 and $0, respectively, of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $172,282. For the period from February 18, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $71,374.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

		For the period from February 18,
	For the year	2021 (inception) through
	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs	0.0%	2.4%
Change in fair value of the warrant liability and Sponsor Loans	(17.7)%	(26.2)%
Fair value of Private Placement Warrants in excess of purchase price	0.0%	2.0%
Change in valuation allowance	0.7%	0.8%
Income tax provision	4.0%	0.0%

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

Concord Acquisition Corp III

Dated: February 27, 2023	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: February 27, 2023	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2023.

Signatures	Capacity in Which Signed
/s/ Bob Diamond	Chairman of the Board
Bob Diamond
/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)
/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)
/s/ Peter Ort	Director
Peter Ort
/s/ Thomas King	Director
Thomas King
/s/ Larry Liebowitz	Director
Larry Liebowitz