Form 10-Q
period 2023-03-31
Concord Acquisition Corp III
filed 2023-05-11
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 4,039,934 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Concord Acquisition Corp III

Condensed Balance Sheets

	March 31, 2023
	(unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$376,300	$521,149
Prepaid expenses	234,273	331,453
Total Current Assets	610,573	852,602

Marketable securities and cash held in Trust Account	359,908,163	356,190,233
Total Assets	$360,518,736	$357,042,835

Liabilities and Stockholders' Deficit
Current Liabilities:
Due to related party	$1,406	$10,024
Accrued income taxes	1,268,291	485,207
Accounts payable and accrued expenses	111,647	79,569
Total Current Liabilities	1,381,344	574,800

Warrant liability	2,931,500	1,812,200
Sponsor loans, at fair value	653,000	1,000,000
Deferred underwriters' discount	12,075,000	12,075,000
Total Liabilities	17,040,844	15,462,000

Commitments and Contingencies

Common stock subject to possible redemption, 34,500,000 shares at redemption value of $10.39 and $10.31 at March 31, 2023 and December 31, 2022, respectively	358,589,822	355,643,935

Stockholder's Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 34,500,000 shares subject to possible redemption	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,112,793)	(14,063,963)
Total Stockholders' Deficit	(15,111,930)	(14,063,100)
Total Liabilities and Stockholders' Deficit	$360,518,736	$357,042,835

The accompanying notes are an integral part of these condensed financial statements.

Concord Acquisition Corp III

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Formation and operating costs	$326,530	$326,655
Loss From Operations	(326,530)	(326,655)

Other Income (Expense):
Income from investments held in Trust Account	3,778,971	109,170
Change in fair value of warrant liability and sponsor loans	(772,300)	8,394,500
Total Other Income, Net	3,006,671	8,503,670

Income before provision for income taxes	2,680,141	8,177,015

Provision for income taxes	(783,084)	—

Net Income	$1,897,057	$8,177,015

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.04	$0.19
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.19

The accompanying notes are an integral part of these condensed financial statements.

Concord Acquisition Corp III

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

	For the Three Months ended March 31, 2023 and 2022
			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	8,625,000	$863	$—	$(14,063,963)	$(14,063,100)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,945,887)	$(2,945,887)
Net income	—	—	—	—	—	—	—	1,897,057	1,897,057
Balance as of March 31, 2023 (unaudited)	—	$—	—	$—	8,625,000	$863	$—	$(15,112,793)	$(15,111,930)

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	(34,576,312)	(34,575,449)
Net income	—	—	—	—	—	—	—	8,177,015	8,177,015
Balance as of March 31, 2022 (unaudited)	—	$—	—	$—	8,625,000	$863	$—	$(26,399,297)	$(26,398,434)

The accompanying notes are an integral part of these condensed financial statements.

Concord Acquisition Corp III

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows From Operating Activities:
Net income	$1,897,057	$8,177,015
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(3,778,971)	(109,170)
Changes in fair value of warrant liability and sponsor loans	772,300	(8,394,500)
Changes in operating assets and liabilities:
Prepaid expenses	97,180	39,324
Due to related party	(8,618)	1,546
Accrued income taxes	783,084	—
Accounts payable and accrued expenses	32,078	(208,965)
Net cash used in operating activities	(205,890)	(494,750)

Cash Flows From Investing Activities:
Amounts withdrawn from Trust Account to pay taxes	61,041	—
Net cash provided in investing activities	61,041	—

Net change in cash	(144,849)	(494,750)
Cash, beginning of the period	521,149	1,214,555
Cash, end of the period	$376,300	$719,805

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$2,945,887	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

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

MARCH 31, 2023

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of March 31, 2023, the amount in the Trust Account is approximately $10.39 per public share.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Liquidity and Going Concern Considerations

As of March 31, 2023, the Company had cash on hand of $376,300 held outside of the Trust Account and available for working capital purposes. Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes and up to $100,000 to pay dissolution expenses. During the three months ended March 31, 2023, the Company withdrew $61,041 from the Trust Account, all of which was used to pay franchise taxes.

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

The Company has until November 8, 2023, or such earlier date as may be determined by the board of directors of the Company (the “Extended Date”) to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and 2022, respectively.

Marketable Securities and Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

During the three months ended March 31, 2022, premiums and discounts were amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “income from investments held in Trust Account” line item in the statement of operations. Accretion of the discounts amounted to $109,170 for the three months ended March 31, 2022. There were no such securities held with discounts or premiums during the three months ended March 31, 2023, and as a result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and 2022, the Company has not experienced losses on this account.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The 34,500,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the three months ended March 31, 2023, the Company recorded an increase in the redemption value of $2,945,887 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes. During the three months ended March 31, 2023, $61,041 was withdrawn by the Company from the Trust Account to pay its franchise tax obligations.

At December 31, 2022 and March 31, 2023, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Deferred underwriting costs, net of amounts attributable to warrant liability	(11,431,342)
Paid underwriting fees, net of amounts attributable to warrant liability	(6,532,196)
Proceeds allocated to Public Warrants	(18,390,225)
Other offering costs paid	(516,291)
Plus:
Remeasurement of shares subject to redemption	43,770,054
Increase in redemption value of shares subject to possible redemption	3,743,935
Class A common stock subject to possible redemption, December 31, 2022	355,643,935
Plus:
Increase in redemption value of shares subject to possible redemption	2,945,887
Class A common stock subject to possible redemption, March 31, 2023	$358,589,822

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until a business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

If such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At March 31, 2023 and December 31, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

Net income per common share is as follows:

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income (loss)	$1,517,646	$379,411	$6,541,612	$1,635,403
Dilutive effect of contingently issued stock

Denominator
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.19	$0.19

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

Note 3 — Related Party Transactions

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

There was no balance outstanding as of both March 31, 2023 and December 31, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized an expense of $60,000 for the administrative service fee for each of the three months ended March 31, 2023 and 2022 and is included in formation and operating costs on the condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $1,406 and $10,024, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

Note 4 — Commitments and Contingencies

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

Expenses Contingent on the Closing of a Business Combination

As of March 31, 2023 and 2022, the Company has incurred approximately $7,000 and $0, respectively in fees contingent on the closing of a business combination. These costs may be paid using the proceeds of the cash available once a business combination is complete. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

Capital Markets Advisor Agreement

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Company’s consummation of an initial business combination. As of March 31, 2023, no amounts were accrued for the fee as the amounts are contingent on the closing of a business combination and no services had yet been provided by the advisor. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Note 6 — Fair Value Measurement

The following table presents fair value information as of March 31, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Assets:	Level	March 31, 2023	December 31, 2022
Marketable securities and cash held in Trust Account	1	$359,908,163	$356,190,233

Liabilities:	Level	March 31, 2023	December 31, 2022
Warrant Liability – Public Warrants	2	$1,897,500	$1,173,000
Warrant Liability – Private Placement Warrants	3	$1,034,000	$639,200
Sponsor Loans	3	$653,000	$1,000,000

During the year ended December 31, 2022 there was insufficient activity for the Company's Public Warrants to be classified as Level 1 and were reclassified as Level 2 on December 31, 2022 and remain classified within Level 2 at March 31, 2023. The fair value of the Company’s Private Placement Warrants for all periods presented is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The Company valued the Sponsor Loans using the bond plus call approach, where the fair value of the Notes was calculated as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. The inputs used to measure fair value of the Private Placement Warrants and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. As of March 31, 2023 and December 31, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. During the quarter ended March 31, 2022, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

As of March 31, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value.

As of March 31, 2023 and December 31, 2022, the fair value of the sponsor loans amounted to $653,000 and $1,000,000, respectively. For the three months ended March 31, 2023 and 2022, the fair value adjustment amounted to $347,000 and $133,000, respectively and are credited to operations for each of these periods.

The following table sets forth the fair value and unpaid principal balance as of March 31, 2023 and 2022 for the sponsor loans.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
March 31, 2023	$653,000	$6,900,000
December 31,2022	$1,000,000	$6,900,000

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	March 31, 2023		December 31, 2022
Common stock price	$10.37		$10.19
Risk-free interest rate (Bond)	4.82%		4.51%
Risk-free forward interest rate (Conversion Option)	3.40%		3.91%
Expected term in years	0.61	years	0.36	years
Expected volatility	0.00%		0.00%
Credit spread	4.53%		5.33%

The Private Placement Warrant liability is measured at fair value on a recurring basis. The Company used a Black-Scholes-Merton valuation model to value the Private Placement Warrants as of March 31, 2023 and December 31, 2022.

The key inputs into the modified Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	March 31, 2023		December 31, 2022
Common stock price	$10.37		$10.19
Risk-free interest rate	3.55%		3.95%
Expected term in years	5.61	years	5.36	years
Expected volatility	0.00%		0.00%
Exercise price	$11.50		$11.50
Warrant fair value	$0.11		$0.07

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Public and Private Placement Warrants and Sponsor Loans:

	Private Placement
	Warrants	Public Warrants	Total	Sponsor Loans
Fair value as of January 1, 2023	$639,200	$1,173,000	$1,812,200	$1,000,000
Change in valuation inputs or other assumptions	394,800	724,500	1,119,300	(347,000)
Fair value as of March 31, 2023	$1,034,000	$1,897,500	$2,931,500	$653,000

Note 7 — Income Taxes

The Company’s net deferred tax assets are as follows:

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

	March 31, 2023	December 31, 2022
Deferred tax asset:
Organizational costs/Startup expenses	$301,727	$243,656
Valuation allowance	(301,727)	(243,656)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Three Months ended March 31,
	2023	2022
Federal:
Current	$783,084	$—
Deferred	(58,071)	(58,098)

State:
Current	—	—
Deferred	—	—
Valuation allowance	58,071	58,098
Income tax provision	$783,084	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2023 and 2022, the change in the valuation allowance was $58,071 and $58,098, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Three Months ended March 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	—
Change in fair value of the warrant liability	6.1%	(21.6)%
Change in valuation allowance	2.2%	0.6%
Income tax provision	29.3%	—

Note 8 — Subsequent Events

On and after April 6, 2023, the Company and the Sponsor entered into agreements (the “Non-Redemption Agreements”) with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on May 4, 2023, at which a proposal to approve an amendment (the “Charter Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate an initial business combination from May 8, 2023 to November 8, 2023, or such earlier date as may be determined by the Company’s board of directors, was voted upon by the Company’s stockholders (the “Meeting”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination.

On May 4, 2023, the Company’s stockholders approved the Charter Amendment at the Meeting . In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317.39 million, leaving approximately $42.10 million in the Trust Account.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than the agreements described above, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

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

Extension

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from May 8, 2023 (the “Termination Date”) to November 8, 2023, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”) In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317.39 million, leaving approximately $42.10 million in the Trust Account.

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

For the three months ended March 31, 2023, we had net income of $1,897,057 which consisted of formation and operating costs of $326,530 and income taxes of $783,084 and a change in the fair value of the warrant liability and sponsor loans of $772,300 offset by income from investments held in Trust Account of $3,778,971.

For the three months ended March 31, 2022, we had net income of $8,177,015 which consisted of formation and operating costs of $326,655 offset by the change in the fair value of the warrant liability and sponsor loans of $8,394,500 and interest earned on investments held in the Trust Account of $109,170.

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

As of March 31, 2023, we had available to us $376,300 of cash held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

The Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both March 31, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2022, on file with the SEC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the below.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If a potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if a potential initial business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination.

Both our company and our sponsor are U.S. entities, and the managers of our sponsor are U.S. citizens. Each of our officers and directors is a U.S. citizen. If CFIUS has jurisdiction over our initial business combination, as a result of these existing relationships or otherwise, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, the public stockholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from the Termination Date to the Extended Date. In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317.39 million, leaving approximately $42.10 million in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

10.1(2)	Form of Non-Redemption Agreement and Assignment of Economic Interest

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

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2023.

(2)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May 2023.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)