Form 10-Q
period 2023-06-30
Concord Acquisition Corp III
filed 2023-08-10
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 4,039,934 shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	June 30, 2023
	(unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$699,150	$521,149
Prepaid expenses	172,082	331,453
Total Current Assets	871,232	852,602

Marketable securities and cash held in Trust Account	42,626,002	356,190,233
Total Assets	$43,497,234	$357,042,835

Liabilities and Stockholders' Deficit
Current Liabilities:
Due to related party	$4,174	$10,024
Accrued income taxes	518,833	485,207
Accounts payable and accrued expenses	2,629,647	79,569
Excise tax payable	3,173,873	—
Total Current Liabilities	6,326,527	574,800

Warrant liability	533,000	1,812,200
Sponsor loans, at fair value	1,673,000	1,000,000
Deferred underwriters' discount	12,075,000	12,075,000
Total Liabilities	20,607,527	15,462,000

Commitments and Contingencies

Common stock subject to possible redemption, 4,039,934 and 34,500,000 shares at redemption value of $10.57 and $10.31 at June 30, 2023 and December 31, 2022, respectively	42,706,975	355,643,935

Stockholder's Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 4,039,934 and 34,500,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(19,818,131)	(14,063,963)
Total Stockholders' Deficit	(19,817,268)	(14,063,100)
Total Liabilities and Stockholders' Deficit	$43,497,234	$357,042,835

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating costs	$2,962,231	$282,565	$3,288,761	$609,220
Loss From Operations	(2,962,231)	(282,565)	(3,288,761)	(609,220)

Other Income:
Income from operating Bank Account	2,208	—	2,208	—
Income from investments held in Trust Account	1,955,134	418,987	5,734,105	528,157
Change in fair value of warrant liability and sponsor loans	1,378,500	7,301,500	606,200	15,696,000
Total Other Income	3,335,842	7,720,487	6,342,513	16,224,157

Income before provision for income taxes	373,611	7,437,922	3,053,752	15,614,937
Provision for income taxes	(400,600)	(57,969)	(1,183,684)	(57,969)
Net (loss) income	$(26,989)	$7,379,953	$1,870,068	$15,556,968

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,420,618	34,500,000	24,907,604	34,500,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.00)	$0.17	$0.06	$0.36

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.00)	$0.17	$0.06	$0.36

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	8,625,000	$863	$—	$(14,063,963)	$(14,063,100)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(2,945,887)	(2,945,887)
Net income	—	—	—	—	—	—	—	1,897,057	1,897,057
Balance as of March 31, 2023	—	—	—	—	8,625,000	863	—	(15,112,793)	(15,111,930)
Contribution - non-redemption agreements	—	—	—	—	—	—	884,554	—	884,554
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(884,554)	—	(884,554)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(3,173,873)	(3,173,873)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,504,476)	(1,504,476)
Net loss	—	—	—	—	—	—	—	(26,989)	(26,989)
Balance as of June 30, 2023	—	$—	—	$—	8,625,000	$863	$—	$(19,818,131)	$(19,817,268)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	(34,576,312)	(34,575,449)
Net income	—	—	—	—	—	—	—	8,177,015	8,177,015
Balance as of March 31, 2022	—	—	—	—	8,625,000	863	—	(26,399,297)	(26,398,434)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(218,133)	(218,133)
Net income	—	—	—	—	—	—	—	7,379,953	7,379,953
Balance as of June 30, 2022	—	$—	—	$—	8,625,000	$863	$—	$(19,237,477)	$(19,236,614)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from Operating Activities:
Net income	$1,870,068	$15,556,968
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(5,734,105)	(528,157)
Changes in fair value of warrant liability and sponsor loans	(606,200)	(15,696,000)
Changes in operating assets and liabilities:
Prepaid expenses	159,371	160,445
Due to related party	(5,850)	4,718
Accrued income taxes	33,626	57,969
Accounts payable and accrued expenses	2,550,078	(229,379)
Net cash used in operating activities	(1,733,012)	(673,436)

Cash flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	1,911,013	—
Cash withdrawn from Trust Account in connection with redemptions	317,387,323	—
Net cash provided by investing activities	319,298,336	—

Cash flows from Financing Activities:
Redemption of Common Stock	(317,387,323)	—
Net cash used in financing activities	(317,387,323)	—

Net change in cash	178,001	(673,436)
Cash, beginning of the period	521,149	1,214,555
Cash, end of the period	$699,150	$541,119

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$4,450,363	$218,133
Non-cash contribution - non-redemption agreements	$884,554	$—
Excise tax payable attributable to redemption of common stock	$3,173,873	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Placement Warrants, generating total proceeds of $9,400,000.

The Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000 (the “Sponsors Loans”). The Sponsor Loans shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants, which are described in Note 5.

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

JUNE 30, 2023

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of June 30, 2023, the amount in the Trust Account available for redemption is approximately $10.57 per public share.

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

In April 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on May 4, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company’s Class B common stock (the “Class B shares”), par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination.

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from May 8, 2023 (the “Termination Date”) to November 8, 2023, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”). In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000, leaving approximately $42,000,000 in the Trust Account.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Initial Business Combination

The Company has until the Extended Date (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity and Going Concern Considerations

As of June 30, 2023, the Company had cash on hand of $699,150 held outside of the Trust Account and available for working capital purposes (which included approximately $600,000 of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes). Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. During the six months ended June 30, 2023, the Company withdrew $1,911,013 from the Trust Account for the payment of taxes.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and any additional extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an additional extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after the Extended Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, included in cash on the condensed balance sheet is approximately $600,000 and $0 of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes.

Marketable Securities and Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

During the six months ended June 30, 2022, premiums and discounts were amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “income from investments held in Trust Account” line item in the condensed statement of operations. Accretion of the discounts amounted to $320,031 and $210,861 for the six and three months ended June 30, 2022, respectively. There were no such securities held with discounts or premiums during the six and three months ended June 30, 2023, and as a result there was no accretion during such periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

In connection with the votes to approve the Charter Amendment at the special meeting of stockholders on May 4, 2023, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the six months ended June 30, 2023, the Company recorded an increase in the redemption value of $4,450,363 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes that had been incurred. During the six months ended June 30, 2023, $1,911,013 was withdrawn by the Company from the Trust Account to pay its tax obligations.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

For the six months ended June 30, 2023 and 2022, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
Class A common stock subject to possible redemption at January 1, 2022	34,500,000	$351,900,000
Plus:
Increase in redemption value of shares subject to possible redemption	—	218,133
Class A common stock subject to possible redemption at June 30, 2022	34,500,000	$352,118,133

Class A common stock subject to possible redemption at January 1, 2023	34,500,000	$355,643,935
Plus:
Increase in redemption value of shares subject to possible redemption	—	4,450,363
Less:
Decrease due to share redemption	(30,460,066)	(317,387,323)
Class A common stock subject to possible redemption at June 30, 2023	4,039,934	$42,706,975

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Sponsor Loans

The Company has elected to account for the $6,900,000 (original principal amount) in Sponsor Loans using the fair value option in accordance with the guidance contained in ASC 825-10-25. The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. The Company has elected to apply the fair value option to the Sponsor Loans to simplify the accounting model applied to that class of financial instruments. See Notes 3 and 6 for additional information.

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until a business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the six and three months ended June 30, 2023 and 2022, primarily due to changes in fair value of the warrant liability and sponsor loans, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2023.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

If such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. For the six months ended June 30, 2023 and 2022, the Company has recognized $3,173,873 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Net (Loss) Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At June 30, 2023 and December 31, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

Net (loss) income per common share is as follows:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(17,308)	$(9,681)	$5,903,962	$1,475,991

Denominator:
Weighted-average shares outstanding	15,420,618	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$0.17	$0.17

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,389,063	$481,005	$12,445,575	$3,111,393

Denominator:
Weighted-average shares outstanding	24,907,604	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.06	$0.06	$0.36	$0.36

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Non-Redemption Agreements

In April 2023, the Sponsor and certain investors (“Investors”) of the Company’s Class A common stock entered into Non-Redemption Agreements. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 999,665 shares of Class B common stock of the Company held by the Sponsor to the Investors in exchange for such Investors agreeing to hold and not redeem their Class A common stock at the special meeting of stockholders held on May 4, 2023. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to such Investors an aggregate of 999,665 Class B common stock upon the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $884,554 or $0.88 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A)  – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of the Class B common stock assigned to the Investors are recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock contributed by the Sponsors is reported as an increase to shareholders’ deficit.

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

There was no balance outstanding as of both June 30, 2023 and December 31, 2022.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Sponsor Loans

The Company executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share with the proceeds of the Sponsor Loans being added to the Trust Account. The Sponsor Loans are non-interest bearing with the principal balance to be repaid or converted into warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. All accrued and unpaid principal of the Sponsor Loans that is not converted into warrants shall continue to remain outstanding and to be subject to the terms and conditions of the Sponsor Loans and will become payable on the date the initial Business Combination is completed. If converted, the Sponsor Loan Warrants would be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Company’s public stockholders. See Note 6 for additional information.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of June 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized an expense of $60,000 and $120,000 for the administrative service fee for each of the three and six months ended June 30, 2023 and 2022, respectively, and is included in operating costs on the condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $4,174 and $10,024, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Underwriters Agreement

The Company will pay the underwriters a deferred underwriting fee upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $12,075,000.

Capital Markets Advisor Agreement

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of June 30, 2023, $2,500,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of June 30, 2023 and 2022, the Company has incurred approximately $2,516,000 and $0, respectively, in fees contingent on the closing of a business combination, of which $2,500,000 and $0, respectively, is related to the Capital Markets Advisor Fee. These costs may be paid using the proceeds of the cash available once a business combination is complete. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

Excise Tax

In connection with the Special Meeting, stockholders holding 30,460,066 of the Company’s Public Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $317,387,323. As such, the Company has recorded a 1% excise tax liability of $3,173,873 on the condensed balance sheet as of June 30, 2023. Any excise tax liability payable will not be paid out of the funds in the Trust Account.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 5 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 4,039,934 and 34,500,000 shares of Class A common stock subject to possible redemption, respectively, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Note 6 — Fair Value Measurement

The following table presents fair value information as of June 30, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Assets:	Level	June 30, 2023	December 31, 2022
Marketable securities and cash held in Trust Account	1	$42,626,002	$356,190,233

Liabilities:	Level	June 30, 2023	December 31, 2022
Warrant Liability – Public Warrants	(a)	$345,000	$1,173,000
Warrant Liability – Private Placement Warrants	3	$188,000	$639,200
Sponsor Loans	3	$1,673,000	$1,000,000

(a)	Level 1 at June 30, 2023 and Level 2 at December 31, 2022

As of June 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value.

As of June 30, 2023 and December 31, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices. At June 30, 2023, the Company’s Public Warrants were classified as Level 1. As of December 31, 2022, there was insufficient activity for the Company’s Public Warrants to be classified as Level 1 and were classified as Level 2 on December 31, 2022.

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

The following table sets forth the fair value and unpaid principal balance as of June 30, 2023 and 2022 for the Sponsor Loans.

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
June 30, 2023	$1,673,000	$6,900,000
December 31,2022	$1,000,000	$6,900,000

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	June 30, 2023		December 31, 2022
Common stock price	$10.40		$10.19
Risk-free interest rate (Bond)	5.37%		4.51%
Risk-free forward interest rate (Conversion Option)	3.97%		3.91%
Expected term in years	0.36	years	0.36	years
Expected volatility	0.00%		0.00%
Credit spread	3.35%		5.33%

The key inputs into the model for the Private Placement Warrants were as follows:

Input	June 30, 2023		December 31, 2022
Common stock price	$10.40		$10.19
Risk-free interest rate	4.06%		3.95%
Expected term in years	5.36	years	5.36	years
Expected volatility	0.00%		0.00%
Exercise price	$11.50		$11.50
Warrant fair value	$0.02		$0.07

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

	Private Placement
	Warrants	Sponsor Loans
Fair value as of January 1, 2023	$639,200	$1,000,000
Change in valuation inputs or other assumptions	394,800	(347,000)
Fair value as of March 31, 2023	1,034,000	653,000
Change in valuation inputs or other assumptions	(846,000)	1,020,000
Fair value as of June 30, 2023	$188,000	$1,673,000

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

In April 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company's stockholders in exchange for them agreeing not to redeem shares of the Company's Class A common stock sold in the IPO (the "Non-Redeemed Shares") in connection with the special meeting of stockholders called by the Company and held on May 4, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company's Class B common stock (the "Class B shares"), par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination.

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from May 8, 2023 (the “Termination Date”) to November 8, 2023, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date”) In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000, leaving approximately $42,000,000 in the Trust Account.

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

For the three months ended June 30, 2023, we had net loss of $26,989 which consisted of operating costs of $2,962,231 and income taxes of $400,600, partially offset by a change in the fair value of the warrant liability and sponsor loans of $1,378,500, income from investments held in Trust Account of $1,955,134 and income from operating bank account of $2,208.

For the three months ended June 30, 2022, we had net income of $7,379,953 which consisted of operating costs of $282,565 and income taxes of $57,969 offset by the change in the fair value of the warrant liability and sponsor loans of $7,301,500 and income from investments held in the Trust Account of $418,987.

For the six months ended June 30, 2023, we had net income of $1,870,068 which consisted of a change in the fair value of the warrant liability and sponsor loans of $606,200, income from investments held in Trust Account of $5,734,105 and income from operating bank account of $2,208, partially offset by operating costs of $3,288,761 and income taxes of $1,183,684.

For the six months ended June 30, 2022, we had net income of $15,556,968 which consisted of operating costs of $609,220 and income taxes of $57,969 offset by the change in the fair value of the warrant liability and sponsor loans of $15,696,000 and income from investments held in Trust Account of $528,157.

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

As of June 30, 2023, we had available to us $699,150 of cash held outside the Trust Account (which included approximately $600,000 of cash withdrawn by the Company from the Trust Account to pay taxes yet to be paid and excluding excise taxes). We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

The Company has until the Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and any additional extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an additional extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after the Extended Date.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both June 30, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination. The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of June 30, 2023, $2,500,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K for the year ended December 31, 2022, on file with the SEC, except as noted below:

Non-Redemption Agreements

In April 2023, the Sponsor and certain investors (“Investors”) of the Company’s Class A common stock entered into Non-Redemption Agreements. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 999,665 shares of Class B common stock of the Company held by the Sponsor to the Investors in exchange for such Investors agreeing to hold and not redeem their Class A common stock at the special meeting of stockholders held on May 4, 2023. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to such Investors an aggregate of 999,665 Class B common stock upon the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $884,554 or $0.88 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A)  – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of the Class B common stock assigned to the Investors are recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock contributed by the Sponsors is reported as an increase to shareholders’ deficit.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Annual Report”), and our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 11, 2023 (the “Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and Q1 Report except that, as reported in our Current Report on Form 8-K filed on May 8, 2023, (i) on May 4, 2023, we filed an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which extended the date by which we have to consummate a Business Combination from May 8, 2023 to November 8, 2023, or such earlier date as may be determined by our board of directors, without the requirement that our Sponsor deposit additional funds into the Trust Account, and (ii) in connection with the stockholder vote to approve the Charter Amendment, holders of 30,460,066 shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000, leaving approximately $42,000,000 in the Trust Account (and resulting in our initial stockholders owning a significantly greater percentage of the total number of shares of our outstanding common stock).

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

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from the Termination Date to the Extended Date. In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000, leaving approximately $42,000,000 in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2023.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)