Form 10-Q
period 2023-09-30
Concord Acquisition Corp III
filed 2023-11-14
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 3,941,361, shares of Class A common stock, par value $0.0001 per share and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

CONCORD ACQUISITION CORP III

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONCORD ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	September 30, 2023
	(unaudited)	December 31, 2022
Assets
Current Assets:
Cash	$212,936	$521,149
Prepaid expenses	49,476	331,453
Total Current Assets	262,412	852,602

Marketable securities and cash held in Trust Account	43,181,282	356,190,233
Total Assets	$43,443,694	$357,042,835

Liabilities and Stockholders’ Deficit
Current Liabilities:
Due to related party	$44,174	$10,024
Accrued income taxes	248,950	485,207
Accounts payable and accrued expenses	2,856,179	79,569
Excise tax payable	3,173,873	—
Total Current Liabilities	6,323,176	574,800

Warrant liability	1,599,000	1,812,200
Sponsor loans, at fair value	1,664,000	1,000,000
Deferred underwriters' discount	12,075,000	12,075,000
Total Liabilities	21,661,176	15,462,000

Commitments and Contingencies

Common stock subject to possible redemption, 4,039,934 and 34,500,000 shares at redemption value of $10.67 and $10.31 at September 30, 2023 and December 31, 2022, respectively	43,105,937	355,643,935

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding, excluding 4,039,934 and 34,500,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively	—	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(21,324,282)	(14,063,963)
Total Stockholders’ Deficit	(21,323,419)	(14,063,100)
Total Liabilities and Stockholders’ Deficit	$43,443,694	$357,042,835

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating costs	$500,148	$286,566	$3,788,909	$895,786
Loss From Operations	(500,148)	(286,566)	(3,788,909)	(895,786)

Other (Expense) Income, net:
Income from operating Bank Account	997	—	3,205	—
Income from investments held in Trust Account	555,280	1,588,513	6,289,385	2,116,670
Change in fair value of warrant liability and sponsor loans	(1,057,000)	2,222,000	(450,800)	17,918,000
Total other (expense) income, net	(500,723)	3,810,513	5,841,790	20,034,670

(Loss) income before provision for income taxes	(1,000,871)	3,523,947	2,052,881	19,138,884
Provision for income taxes	(106,318)	(323,088)	(1,290,002)	(381,057)
Net (loss) income	$(1,107,189)	$3,200,859	$762,879	$18,757,827

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	4,039,934	34,500,000	17,875,275	34,500,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.09)	$0.07	$0.03	$0.43

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.07	$0.03	$0.43

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2023	—	$—	—	$—	8,625,000	$863	$—	$(14,063,963)	$(14,063,100)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(4,450,363)	(4,450,363)
Net income	—	—	—	—	—	—	—	1,870,068	1,870,068
Contribution - non-redemption agreements	—	—	—	—	—	—	884,554	—	884,554
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(884,554)	—	(884,554)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(3,173,873)	(3,173,873)
Balance as of June 30, 2023	—	—	—	—	8,625,000	863	—	(19,818,131)	(19,817,268)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(398,962)	(398,962)
Net loss	—	—	—	—	—	—	—	(1,107,189)	(1,107,189)
Balance as of September 30, 2023	—	$—	—	$—	8,625,000	$863	$—	$(21,324,282)	$(21,323,419)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(218,133)	(218,133)
Net income	—	—	—	—	—	—	—	15,556,968	15,556,968
Balance as of June 30, 2022	—	—	—	—	8,625,000	863	—	(19,237,477)	(19,236,614)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(1,215,425)	(1,215,425)
Net income	—	—	—	—	—	—	—	3,200,859	3,200,859
Balance as of September 30, 2022	—	$—	—	$—	8,625,000	$863	$—	$(17,252,043)	$(17,251,180)

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended
	September 30,
	2023	2022
Cash flows from Operating Activities:
Net income	$762,879	$18,757,827
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(6,289,385)	(2,116,670)
Changes in fair value of warrant liability and sponsor loans	450,800	(17,918,000)
Changes in operating assets and liabilities:
Prepaid expenses	281,977	278,480
Due to related party	34,150	5,140
Accrued income taxes	(236,257)	381,057
Accounts payable and accrued expenses	2,776,610	(192,744)
Net cash used in operating activities	(2,219,226)	(804,910)

Cash flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	1,911,013	—
Cash withdrawn from Trust Account in connection with redemptions	317,387,323	—
Net cash provided by investing activities	319,298,336	—

Cash flows from Financing Activities:
Redemption of Common Stock	(317,387,323)	—
Net cash used in financing activities	(317,387,323)	—

Net change in cash	(308,213)	(804,910)
Cash, beginning of the period	521,149	1,214,555
Cash, end of the period	$212,936	$409,645

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$4,849,325	$1,433,558
Non-cash contribution - non-redemption agreements	$884,554	$—
Excise tax payable attributable to redemption of common stock	$3,173,873	$—

The accompanying notes are an integral part of these condensed financial statements.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and sponsor loans.

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

The Company also executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000 (the “Sponsors Loans”). The Sponsor Loans may, by their terms, be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants, which are described in Note 5.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Upon the closing of the Initial Public Offering, a total of $351,900,000 ($10.20 per Unit) of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account (“Trust Account”) and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of the initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide for the redemption of the public shares in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Current Extended Date (as defined below) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the public shares if the Company has not completed the initial Business Combination by the Current Extended Date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of September 30, 2023, the amount in the Trust Account available for redemption is approximately $10.67 per public share.

All of the public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The shares of common stock subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination, among other things, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

In November 2023, the Company and the Sponsor entered into certain Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 782,001 shares

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

of Class A common stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Current Extended Date”). In connection with the votes to approve such a proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million, leaving approximately $42.2 million in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions.

Proposed Business Combination

On November 2, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with GCT Semiconductor, Inc., a Delaware corporation (“GCT”), and Gibraltar Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, the parties will, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, consummate a business combination transaction pursuant to which Merger Sub will merge with and into GCT, with GCT surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”).

The aggregate equity consideration to be paid to GCT’s stockholders and other equity holders in the Transactions (the “Aggregate Transaction Consideration”) will be equal to the quotient of (i) the Company Value (as defined below) divided by (ii) $10.00. Immediately prior to the Closing, all of the outstanding principal and accrued interest under the outstanding promissory notes issued by GCT that can be converted into shares of GCT common stock will be so converted in accordance with their terms. The “Company Value” means an amount equal to $350 million, minus the amount of indebtedness of GCT immediately prior to the Closing, plus the amount of GCT’s cash and cash equivalents immediately prior to the Closing (with standard exceptions), plus the aggregate exercise price of all “in-the-money” warrants of GCT outstanding immediately prior to the Closing.

Following the Closing, the Company will issue up to an aggregate of 20,000,000 additional shares of its common stock to the stockholders of GCT as of immediately prior to the Closing and certain other persons, including the PIPE Investors (as defined below) (collectively, the “GCT Recipients”), if the volume weighted average price (the “VWAP”) of the shares of the Company’s common stock equals or exceeds certain minimum share prices at any time during the period starting 60 days following the Closing and expiring on the fifth anniversary of the Closing (the “Earnout Period”), as follows: (i) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $12.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; (ii) 6,666,666 shares if the VWAP of the shares of the common stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; and (iii) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $17.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period. Such shares will also become issuable under certain circumstances if a “change of control” of the Company occurs following the Closing but prior to the applicable earnout expiration date and the price per share in the change of control equals or exceeds the applicable price target.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock (the “PIPE Shares”) at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29.9 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated immediately prior to or substantially concurrently with the Closing. The public warrants included as part of Units sold in the IPO (the “Public Warrants”) and Private Placement Warrants include certain down-round provisions under which their exercise price may be adjusted, if (a) the Company issues additional shares of the Company’s Class A common stock or securities convertible into or exercisable or exchangeable for shares of the Company’s Class A common stock for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock (the “Newly

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (c) the volume weighted average trading price of the the Company’s Class A common stock during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the price per share (including in cash or by payment of warrants pursuant to a “cashless exercise,” to the extent permitted) at which shares of the Company’s Class A common stock may be purchased at the time a warrant is exercised will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with GCT, the Sponsor and CA2 Co-Investment LLC (“CA2”). Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, not to redeem any of their shares of the Company’s common stock and to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock. In addition, the Sponsor and CA2 agreed that a portion of up to an aggregate of 1,920,375 shares of common stock to be issued to them at Closing (collectively, the “Sponsor Earnout Shares”) will be unvested and subject to forfeiture as of the Closing, and will only vest if certain share price trading thresholds are satisfied during a specified period of time following the Closing. The Sponsor and CA2 further agreed that (i) 1,399,107 shares of common stock to be held by them at Closing, (ii) any portion of the Sponsor Earnout Shares not unvested and made subject to forfetiture as of the Closing and (iii) up to an aggregate of 2,820,000 Private Placement Warrants to be held by them at Closing may be allocated by GCT to the GCT Recipients, and transferred to the GCT Recipients at Closing (without any vesting conditions). The Sponsor and CA2 also agreed (i) to forfeit up to an additional 2,820,000 Private Placement Warrants held by them at Closing, to the extent not allocated prior to the Closing to certain third parties, including prospective PIPE Investors and holders of shares of the Company’s Class A common stock who agree not to redeem their shares in connection with any extension of the Company’s deadline to consummate an initial business combination, and (ii) to forgive all amounts outstanding under the Sponsor Loans.

Initial Business Combination

The Company has until the Current Extended Date (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period or during any Extension Period (as defined below), the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to their warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Liquidity and Going Concern Considerations

As of September 30, 2023, the Company had cash on hand of $212,936 held outside of the Trust Account and available for working capital purposes (which included $203,663 of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes). Further, investment income on the funds held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. During the nine months ended September 30, 2023, the Company withdrew $1,911,013 from the Trust Account for the payment of taxes.

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

The Company has until the Current Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and any additional extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Current Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an additional extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after the Current Extended Date.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 27, 2023, which contains the audited financial statements and notes thereto. The accompanying condensed balance sheet as of December 31, 2022 has been derived from those audited financial statements. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, included in cash on the condensed balance sheets is $203,663 and $0, respectively, of cash withdrawn by the Company from the Trust Account to pay taxes not yet paid and excluding excise taxes.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Marketable Securities and Cash Held in Trust Account

As of September 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities and generally have a readily determinable fair value. Such securities and investments in mutual funds are presented on the condensed balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

During the nine months ended September 30, 2022, premiums and discounts were amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “income from investments held in Trust Account” line item in the condensed statement of operations. Accretion of the discounts amounted to $320,031 and $0 for the nine and three months ended September 30, 2022, respectively. There were no such securities held with discounts or premiums during the nine and three months ended September 30, 2023, and as a result there was no accretion during such periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account.

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

The shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

In connection with the votes to approve the Charter Amendment at the special meeting of stockholders on May 4, 2023, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In connection with the votes to approve the Second Charter Amendment at the special meeting of stockholders on November 7, 2023, the holders of 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million. See “Note 7 – Subsequent Events.”

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. During the nine months ended September 30, 2023, the Company recorded an increase in the redemption value of $4,849,325 as a result of earnings on the Trust Account that exceed amounts eligible for payment of taxes that had been incurred. During the nine months ended September 30, 2023, $1,911,013 was withdrawn by the Company from the Trust Account to pay its tax obligations.

For the nine months ended September 30, 2023 and 2022, the changes in Class A common stock subject to possible redemption is as follows:

	Shares	Amount
Class A common stock subject to possible redemption at January 1, 2022	34,500,000	$351,900,000
Plus:
Increase in redemption value of shares subject to possible redemption	—	1,433,558
Class A common stock subject to possible redemption at September 30, 2022	34,500,000	$353,333,558

Class A common stock subject to possible redemption at January 1, 2023	34,500,000	$355,643,935
Plus:
Increase in redemption value of shares subject to possible redemption	—	4,849,325
Less:
Decrease due to share redemption	(30,460,066)	(317,387,323)
Class A common stock subject to possible redemption at September 30, 2023	4,039,934	$43,105,937

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of September 30, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until a business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the nine and three months ended September 30, 2023 and 2022, primarily

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

due to changes in fair value of the warrant liability and sponsor loans, which are not currently recognized in taxable income, non-deductible start-up costs, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023, and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. For the nine months ended September 30, 2023 and 2022, the Company has recognized $3,173,873 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Net (Loss) Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) sponsor loans since the exercise of the warrants and sponsor loans would be anti-dilutive. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At September 30, 2023 and September 30, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Remeasurement associated with the redeemable shares of Class A common stock to redemption value is excluded from earnings per share as the redemption value approximates fair value.

Net (loss) income per common share is as follows:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(353,178)	$(754,011)	$2,560,687	$640,172

Denominator:
Weighted-average shares outstanding	4,039,934	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per share	$(0.09)	$(0.09)	$0.07	$0.07

	For the Nine months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$514,586	$248,293	$15,006,262	$3,751,565

Denominator:
Weighted-average shares outstanding	17,875,275	8,625,000	34,500,000	8,625,000
Basic and diluted net income per share	$0.03	$0.03	$0.43	$0.43

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Non-Redemption Agreements

In April 2023, the Sponsor and certain investors (“Investors”) of the Company’s Class A common stock entered into Non-Redemption Agreements. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 999,665 shares of Class B common stock of the Company held by the Sponsor to the Investors in exchange for such Investors agreeing to hold and not redeem their Class A common stock at the special meeting of stockholders held on May 4, 2023. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to such Investors an aggregate of 999,665 shares of Class B common stock upon the consummation of an initial Business Combination. The Company estimated the aggregate fair value of the shares attributable to the Investors to be $884,554 or $0.88 per share. The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A)  – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of the Class B common stock assigned to the Investors are recognized as offering costs and charged to shareholders’ deficit. The value of the Class B common stock contributed by the Sponsors is reported as an increase to shareholders’ deficit.

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

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note.

There was no balance outstanding as of both September 30, 2023 and December 31, 2022.

Sponsor Loans

The Company executed promissory notes with the Sponsors, evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share upon completion of the IPO with the proceeds of the Sponsor Loans being added to the Trust Account. The Sponsor Loans are non-interest bearing with the principal balance to be repaid or converted into warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. All accrued and unpaid principal of the Sponsor Loans that is not converted into warrants shall continue to remain outstanding and to be subject to the terms and conditions of the Sponsor Loans and will become payable on the date the initial Business Combination is completed. If converted, the Sponsor Loan Warrants would be identical to the Private Placement Warrants. If the Company does not complete an initial Business Combination, the Company will not repay the Sponsor Loans from amounts held in the Trust Account, and its proceeds will be distributed to the Company’s public stockholders. See Note 6 for additional information.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of September 30, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has recognized an expense of $60,000 and $180,000 for the administrative service fee for each of the three and nine months ended September 30, 2023 and 2022, respectively, and is included in operating costs on the condensed statements of operations. As of September 30, 2023 and December 31, 2022, the Company had $40,000 and $0, respectively, due to the affiliate of the Sponsor related to the administrative service fee.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $44,174 and $10,024, respectively. The amount is included in due to related party on the condensed balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Capital Markets Advisor Agreement

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of September 30, 2023, $2,500,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of September 30, 2023 and 2022, the Company has incurred approximately $2,725,000 and $0, respectively, in fees contingent on the closing of a business combination, of which $2,500,000 and $0, respectively, is related to the Capital Markets Advisor Fee. These costs may be paid using the proceeds of the cash available once a business combination is complete. The amount is included in accounts payable and accrued expenses on the condensed balance sheets.

Excise Tax

In connection with the Special Meeting, stockholders holding 30,460,066 of the Company’s Public Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $317,387,323. As such, the Company has recorded a 1% excise tax liability of $3,173,873 on the condensed balance sheet as of September 30, 2023. Any excise tax liability payable will not be paid out of the funds in the Trust Account.

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note 5 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued and outstanding, excluding 4,039,934 and 34,500,000 shares of Class A common stock subject to possible redemption, respectively, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Note 6 — Fair Value Measurement

The following table presents fair value information as of September 30, 2023 and December 31, 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Assets:	Level	September 30, 2023	December 31, 2022
Marketable securities and cash held in Trust Account	1	$43,181,282	$356,190,233

Liabilities:	Level	September 30, 2023	December 31, 2022
Warrant Liability – Public Warrants	2	$1,035,000	$1,173,000
Warrant Liability – Private Placement Warrants	3	$564,000	$639,200
Sponsor Loans	3	$1,664,000	$1,000,000

As of September 30, 2023 and December 31, 2022, investments held in Trust Account consisted of mutual funds and generally have a readily determinable fair value.

As of September 30, 2023 and December 31, 2022, the Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices and were classified as Level 2 as there was insufficient activity for the Company’s Public Warrants to be classified as Level 1.

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

The following table sets forth the fair value and unpaid principal balance as of September 30, 2023 and 2022 for the Sponsor Loans.

Fair Value Option

Liabilities:	Fair Value	Unpaid Principal Balance
September 30, 2023	$1,664,000	$6,900,000
December 31, 2022	$1,000,000	$6,900,000

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The key inputs into the valuation model for the Sponsor Loans were as follows:

Input	September 30, 2023		December 31, 2022
Common stock price	$10.78		$10.19
Risk-free interest rate (Bond)	5.46%		4.51%
Risk-free forward interest rate (Conversion Option)	4.47%		3.91%
Expected term in years	0.41	years	0.36	years
Expected volatility	0.00%		0.00%
Credit spread	3.41%		5.33%

The key inputs into the model for the Private Placement Warrants were as follows:

Input	September 30, 2023		December 31, 2022
Common stock price	$10.78		$10.19
Risk-free interest rate	4.55%		3.95%
Expected term in years	5.41	years	5.36	years
Expected volatility	0.00%		0.00%
Exercise price	$11.50		$11.50
Warrant fair value	$0.06		$0.07

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

	Private Placement
	Warrants	Sponsor Loans
Fair value as of January 1, 2023	$639,200	$1,000,000
Change in valuation inputs or other assumptions	394,800	(347,000)
Fair value as of March 31, 2023	1,034,000	653,000
Change in valuation inputs or other assumptions	(846,000)	1,020,000
Fair value as of June 30, 2023	188,000	1,673,000
Change in valuation inputs or other assumptions	376,000	(9,000)
Fair value as of September 30, 2023	$564,000	$1,664,000

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 2, 2023, the Company entered into the Business Combination Agreement with GCT and Merger Sub. Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into GCT, with GCT surviving the merger as a wholly-owned subsidiary of the Company. See “Note 1 – Organization, Business Operations and Liquidity – Proposed Business Combination.”

CONCORD ACQUISITION CORP III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In November 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023. In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 782,001 Promote Shares and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to the Current Extended Date. In connection with the votes to approve such a proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million, leaving approximately $42.2 million in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, the business strategy, plans and objectives of management for future operations, and the impact of the coronavirus (COVID-19) pandemic on the Company’s search for a Business Combination (as defined below), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). For information relating to the Business Combination Agreement (as defined below) and transactions contemplated thereunder, please see the Registration Statement on Form S-4 filed with the SEC on November 13, 2023, as may be amended from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In April 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the "Non-Redeemed Shares") in connection with the special meeting of stockholders called by the Company and held on May 4, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company’s Class B common stock (the "Class B shares"), par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination.

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

Recent Developments

On November 2, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with GCT Semiconductor, Inc., a Delaware corporation (“GCT”), and Gibraltar Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, the parties will, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, consummate a business combination transaction pursuant to which Merger Sub will merge with and into GCT, with GCT surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”).

The aggregate equity consideration to be paid to GCT’s stockholders and other equity holders in the Transactions (the “Aggregate Transaction Consideration”) will be equal to the quotient of (i) the Company Value (as defined below) divided by (ii) $10.00. Immediately prior to the Closing, all of the outstanding principal and accrued interest under the outstanding promissory notes issued by GCT that can be converted into shares of GCT common stock will be so converted in accordance with their terms. The “Company Value” means an amount equal to $350 million, minus the amount of indebtedness of GCT immediately prior to the Closing, plus the amount of GCT’s cash and cash equivalents immediately prior to the Closing (with standard exceptions), plus the aggregate exercise price of all “in-the-money” warrants of GCT outstanding immediately prior to the Closing.

Following the Closing, the Company will issue up to an aggregate of 20,000,000 additional shares of its common stock to the stockholders of GCT as of immediately prior to the Closing and certain other persons, including the PIPE Investors (as defined below) (collectively, the “GCT Recipients”), if the volume weighted average price (the “VWAP”) of the shares of the Company’s common stock equals or exceeds certain minimum share prices at any time during the period starting 60 days following the Closing and expiring on the fifth anniversary of the Closing (the “Earnout Period”), as follows: (i) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $12.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; (ii) 6,666,666 shares if the VWAP of the shares of the common stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; and (iii) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $17.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period. Such shares will also become issuable under certain circumstances if a “change of control” of the Company occurs following the Closing but prior to the applicable earnout expiration date and the price per share in the change of control equals or exceeds the applicable price target.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock (the “PIPE Shares”) at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29.9 million (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated immediately prior to or substantially concurrently with the Closing. The public warrants included as part of Units sold in the IPO (the “Public Warrants”) and Private Placement Warrants include certain down-round provisions under which their exercise price may be adjusted, if (a) the Company issues additional shares of the Company’s Class A common stock or securities convertible into or exercisable or exchangeable for shares of the Company’s Class A common stock for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (c) the volume weighted average trading price of the the Company’s Class A common stock during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the price per share (including in cash or by payment of warrants pursuant to a “cashless exercise,” to the extent permitted) at which shares of the Company’s Class A common stock may be purchased at the time a warrant is exercised will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with GCT, the Sponsor and CA2 Co-Investment LLC (“CA2”). Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, not to redeem any of their shares of the Company’s common stock and to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock. In addition, the Sponsor and CA2 agreed that a portion of up to an aggregate of 1,920,375 shares of common stock to be issued to them at Closing (collectively, the Sponsor Earnout Shares”) will be unvested and subject to forfeiture as of the Closing, and will only vest if certain share price trading thresholds are satisfied during a specified period of time following the Closing. The Sponsor and CA2 further agreed that (i) 1,399,107  shares of common stock to be held by them at Closing, (ii) any portion of the Sponsor Earnout Shares not unvested and made subject to forfetiture as of the Closing and (iii) up to an aggregate of 2,820,000 Private Placement Warrants to be held by them at Closing may be allocated by GCT to the GCT Recipients, and transferred to the GCT Recipients at Closing (without any vesting conditions). The Sponsor and CA2 also agreed (i) to forfeit up to an additional 2,820,000 Private Placement Warrants held by them at Closing, to the extent not allocated prior to the Closing to certain third parties, including prospective PIPE Investors and holders of shares of the Company’s Class A common stock who agree not to redeem their shares in connection with any extension of the Company’s deadline to consummate an initial business combination, and (ii) to forgive all amounts outstanding under the Sponsor Loans.

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Stockholder Support Agreement”) with certain stockholders of GCT pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby and to subject their shares to certain transfer restrictions.

The foregoing descriptions of the Business Combination Agreement, PIPE Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement, and other areements and transactions contemplated thereunder are not complete and are qualified in their entirety by reference to the respective agreements, copies of which (or the forms of which, as applicable) are respectively filed as exhibits to the Current Report on Form 8-K filed with the SEC on November 8, 2023.

In November 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 782,001 shares of Class A common stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Current Extended Date”). In connection with the votes to approve such a proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million, leaving approximately $42.2 million in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary for our initial public offering (“IPO”) and activities related to seeking and consummating a business combination with an acquisition target. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of investment income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities and Sponsor loans. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $1,107,189 which consisted of operating costs of $500,148, a change in the fair value of the warrant liability and sponsor loans of $1,057,000 and income taxes of $106,318, partially offset by income from investments held in Trust Account of $555,280 and income from operating bank account of $997.

For the three months ended September 30, 2022, we had net income of $3,200,859 which consisted of a change in the fair value of the warrant liability and sponsor loans of $2,222,000 and income from investments held in the Trust Account of $1,588,513 partially offset by operating costs of $286,566 and income taxes of $323,088.

For the nine months ended September 30, 2023, we had net income of $762,879 which consisted of income from investments held in Trust Account of $6,289,385 and income from operating bank account of $3,205, partially offset by operating costs of $3,788,909, a change in the fair value of the warrant liability and sponsor loans of $450,800 and income taxes of $1,290,002.

For the nine months ended September 30, 2022, we had net income of $18,757,827 which consisted of a change in the fair value of the warrant liability and sponsor loans of $17,918,000 and income from investments held in Trust Account of $2,116,670 partially offset by operating costs of $895,786 and income taxes of $381,057.

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

As of September 30, 2023, we had available to us $212,936 of cash held outside the Trust Account (which included $203,663 of cash withdrawn by the Company from the Trust Account to pay taxes yet to be paid and excluding excise taxes). We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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

The Company has until the Current Extended Date to consummate a Business Combination. If a Business Combination is not consummated by this date and any additional extension(s) are not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before the Current Extended Date, it is uncertain whether the Company will be able to consummate a Business Combination by this time. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern”, Management has determined that the mandatory liquidation, should a Business Combination not occur, and an additional extension is not obtained, and potential subsequent dissolution, as well as the potential for the Company to have insufficient funds available to operate its business prior to a Business Combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts and classification of assets or liabilities should the Company be required to liquidate after the Current Extended Date.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation. Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company had not borrowed any amount under the promissory note. There was no balance outstanding as of both September 30, 2023 and December 31, 2022. Additionally, our underwriters are entitled to a deferred underwriting discount of $12,075,000 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination. The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of September 30, 2023, $2,500,000 was accrued for the fee as the amount was fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Annual Report”), our Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 10, 2023 (the “Q2 Report”), and the Registration Statement on Form S-4 filed with the SEC on November 13, 2023 (“Form S-4”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, Q2 Report and Form S-4, except that, as reported in our Current Report on Form 8-K filed on November 13, 2023, (i) on November 7, 2023, we filed an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which extended the date by which we have to consummate a Business Combination from November 8, 2023 to August 8, 2024, or such earlier date as may be determined by our board of directors, without the requirement that our Sponsor deposit additional funds into the Trust Account, and (ii) in connection with the stockholder vote to approve the Charter Amendment, holders of 98,573 shares of our Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million, leaving approximately $42.2 million in the Trust Account (and resulting in our initial stockholders owning a significantly greater percentage of the total number of shares of our outstanding common stock).

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

On November 2, 2023, concurrently with the execution of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29.9 million. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of the Company’s Class A common stock to be issued in connection with the PIPE Subscription Agreements will not be registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholdersa proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a business combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve such a proposal, the holders of 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1.1 million, leaving approximately $42.2 million in the Trust Account.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1**(4)	Business Combination Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III, GTC Semiconductor, Inc. and Gibraltar Merger Sub Inc.

3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

3.2(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

10.1(2)	Form of Non-Redemption Agreement and Assignment of Economic Interest

10.2(3)	Form of Non-Redemption Agreement

10.3(4)	Form of Registration Rights Agreement

10.4(4)	Form of Lock-Up Agreement

10.5(4)	Form of PIPE Subscription Agreement

10.6(4)	Sponsor Support Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III, GTC Semiconductor, Inc., Concord Sponsor Group III LLC and CA2 Co-Investment LLC.

10.7(4)	Stockholder Support Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III and certain stockholders of GCT Semiconductor, Inc.

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

*

Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2023.

(2)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2023.

(3)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2023.

(4)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2023.

(5)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November 2023.

CONCORD ACQUISITION CORP III

By:	/s/ Jeff Tuder
Name:	Jeff Tuder
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michele Cito
Name:	Michele Cito
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)