Form 10-K
period 2023-12-31
Concord Acquisition Corp III
filed 2024-03-08
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2023, based upon the closing price of $10.40 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $42.02 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 5, 2024, there were 12,566,360 shares of Class A common stock, par value $0.0001 per share, and 1 share of Class B common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the Transactions;
●	our expectations around the performance of a prospective target business or businesses, including GCT;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination, including the Transactions;
●	our pool of prospective target businesses and industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from general economic and geopolitical conditions;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; or
●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the SEC, including in our prospectus filed with the SEC on February 14, 2024 (the “Final Prospectus”).

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

ITEM 1. BUSINESS

Overview

Concord Acquisition Corp III (“Concord III,” the “Company,” “we,” or “us”) are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We may also pursue business combination targets that could be in discussions with Concord Acquisition Corp II (“Concord II”), a special purpose acquisition company sponsored by affiliates of our sponsors, which completed its initial public offering in September 2021. We may pursue a merger opportunity in any industry or sector. We have sought to acquire established and growing businesses that we believe are fundamentally sound with an attractive financial profile and poised for continued and accelerating growth, but potentially in need of some form of financial, operational, strategic or managerial guidance to maximize value.

On November 8, 2021, we completed an initial public offering (the “IPO,” or the “Initial Public Offering”) of 34,500,000 units (“Units”), including the issuance of 4,500,000 Units as a result of the underwriters’ exercise in full of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 9,400,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $9,400,000 (the “Private Placement”). The Company also executed promissory notes with Concord Sponsor Group III LLC (the “Sponsor”) and CA2 Co-Investment LLC (the “CA2,” together with the Sponsor, the “Sponsors”), evidencing loans to the Company in the aggregate amount of $6,900,000 (the “Sponsor Loans”). The Sponsor Loans shall be repaid or converted into warrants (the “Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants will be identical to the Private Placement Warrants.

A total of $351,900,000 of the net proceeds from the IPO, the Private Placement and the Sponsor Loans was deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders.

The First Extension

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

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s amended and restated certificate of incorporation (the “charter”) to extend the date by which the Company has to consummate a business combination from May 8, 2023 (the “Termination Date”) to November 8, 2023, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Extended Date,” such extension, the “First Extension.”). In connection with the votes to approve the First Extension, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,000,000, leaving approximately $42,000,000 in the Trust Account.

The Second Extension

In November 2023, the Company and the Sponsor entered into additional Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 781,961 shares of Class A common stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter (the “Charter Amendment”) to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Current Extended Date,” such extension, the “Second Extension”). In connection with the votes to approve the Second Extension, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1,100,000, leaving approximately $42,200,000 in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions. In connection with the implementation of the Charter Amendment, the Sponsor converted 7,957,726 shares of Class B common stock into Class A common stock, and the other holders of shares of Class B common stock converted all of their shares of Class B common stock into Class A common stock.

The Business Combination Agreement; Certain Agreements Related to the Business Combination

On November 2, 2023, the Company entered into a business combination agreement (as may be amended from time to time, the “Business Combination Agreement”) with GCT Semiconductor, Inc., a Delaware corporation (“GCT”), and Gibraltar Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Business Combination Agreement, the parties will, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, consummate a business combination transaction pursuant to which Merger Sub will merge with and into GCT, with GCT surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions” and the closing of the Transactions, the “Closing”).

The aggregate equity consideration to be paid to GCT’s stockholders and other equity holders in the Transactions (the “Aggregate Transaction Consideration”) will be equal to the quotient of (i) the Company Value (as defined below) divided by (ii) $10.00. Immediately prior to the Closing, all of the outstanding principal and accrued interest under the outstanding promissory notes issued by GCT that can be converted into shares of GCT common stock will be so converted in accordance with their terms. The “Company Value” means an amount equal to $350,000,000, minus the amount of indebtedness of GCT immediately prior to the Closing, plus the amount of GCT’s cash and cash equivalents immediately prior to the Closing (with standard exceptions), plus the aggregate exercise price of all “in-the-money” warrants of GCT outstanding immediately prior to the Closing.

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

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock (the “PIPE Shares”) at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29,900,000 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated immediately prior to or substantially concurrently with the Closing. The public warrants included as part of Units sold in the IPO (the “Public Warrants”) and Private Placement Warrants include certain down-round provisions under which their exercise price may be adjusted, if (a) the Company issues additional shares of the Company’s Class A common stock or securities convertible into or exercisable or exchangeable for shares of the Company’s Class A common stock for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A common stock during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the price per share (including in cash or by payment of warrants pursuant to a “cashless exercise,” to the extent permitted) at which shares of the Company’s Class A common stock may be purchased at the time a warrant is exercised will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with GCT, the Sponsor and CA2. Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, not to redeem any of their shares of the Company’s common stock and to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock. In addition, the Sponsor and CA2 agreed that a portion of up to an aggregate of 1,920,375 shares of common stock to be issued to them at Closing (collectively, the Sponsor Earnout Shares”) will be unvested and subject to forfeiture as of the Closing, and will only vest if certain share price trading thresholds are satisfied during a specified period of time following the Closing. The Sponsor and CA2 further agreed that (i) 1,399,107 shares of common stock to be held by them at Closing, (ii) any portion of the Sponsor Earnout Shares not unvested and made subject to forfeiture as of the Closing and (iii) up to an aggregate of 2,820,000 Private Placement Warrants to be held by them at Closing may be allocated by GCT to the GCT Recipients, and transferred to the GCT Recipients at Closing (without any vesting conditions). The Sponsor and CA2 also agreed (i) to forfeit up to an additional 2,820,000 Private Placement Warrants held by them at Closing, to the extent not allocated prior to the Closing to certain third parties, including prospective PIPE Investors and holders of shares of the Company’s Class A common stock who agree not to redeem their shares in connection with any extension of the Company’s deadline to consummate an initial business combination, and (ii) to forgive all amounts outstanding under the Sponsor Loans.

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

The foregoing descriptions of the Business Combination Agreement, PIPE Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement, and other agreements and transactions contemplated thereunder are not complete. For a more detailed discussion of the Business Combination Agreement and the Transactions, see the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2023, and the Registration Statement on Form S-4 initially filed with the SEC on November 13, 2023, as amended, and the Final Prospectus filed with the SEC on February 14, 2024.

Other Recent Developments

In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $6,991,425 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. After one of our underwriters waived their right to the deferred underwriters’ commission, our remaining underwriters are entitled to a deferred underwriters’ commission of $5,083,575 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On January 19, 2024, the Company received a notification from the New York Stock Exchange (the “NYSE”) informing the Company that, because the number of public stockholders is less than 300, the Company is not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The NYSE notification letter specifies that the Company has 45 days (the “Compliance Plan Due Date”) to submit a plan (the “Compliance Plan”) that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the notice. The business plan will be reviewed by the Listings Operations Committee (the “Committee”) of the NYSE. The Committee will either accept the plan, at which time the Company will be subject to quarterly monitoring for compliance with this business plan, or the Committee will not accept the business plan and the Company will be subject to suspension and delisting procedures. The Company submitted its Compliance Plan on February 28, 2024.

On February 27, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders (the “Special Meeting”) in connection with the proposed Business Combination. At the Special Meeting, the Company’s stockholders approved the

Business Combination Proposal, the Charter Amendment Proposal, each of the Governance Proposals (on a non-binding advisory basis), the election of each director nominee pursuant to the Election of Directors Proposal, the Incentive Award Plan Proposal, the Employee Stock Purchase Plan Proposal, and the NYSE Proposal, in each case as defined and described in greater detail in the Final Prospectus.

Our Sponsor

Our sponsor is affiliated with Atlas Merchant Capital LLC, or Atlas, an alternative asset manager with approximately $1 billion in assets under management as of December 31, 2023 and approximately $3 billion of capital raised through its fund vehicles and related co-investments in its fund’s portfolio companies since inception. We believe that the experience of our management team, Board of Directors and Advisors, and our relationship with Atlas will allow us to source, identify and execute an attractive transaction for our shareholders.

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

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG) and Unico American (NASDAQ: UNAM). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord II.

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

Thomas King serves on our board of directors. Mr. King is an Operating Partner of Atlas. He has more than 30 years of experience in the investment banking and financial services industry. Most recently, Mr. King served as Chief Executive Officer of Investment Banking at Barclays and Chairman of the Investment Banking Executive Committee. Mr. King was also a member of the Barclays Group Executive Committee, which oversees all of the Barclays plc businesses. Mr. King began his career at Salomon Brothers, which was later acquired by Citigroup. During his tenure at Citigroup, he served as Global Head of Mergers and Acquisitions, Head of Investment Banking for the EMEA (Europe, Middle East and Africa) Region and Head of Corporate and Investment Banking for the EMEA region. In 2009, Mr. King moved to Barclays Investment Bank and held several senior roles before becoming CEO, including Head of European Investment Banking, Co-Head of Global Corporate Finance, Global Head of Investment Banking. Mr. King received his MBA with distinction from the Wharton School, University of Pennsylvania and his Bachelor of Arts degree from Bowdoin College. He previously served on the Board of Directors of Radius Global Infrastructure, Inc. (Nasdaq: RADI) and currently serves on the board of directors of SVB Financial Group and Clear Channel Outdoor Holdings, Inc. (NYSE: CCO) and is a member of the Board of Trustees at the King School in Stamford, Connecticut.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital, and Board Director of Enfusion Inc. (NYSE:ENFN), as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord II.

Peter Ort serves on our board of directors. Mr. Ort is Head of Product at FS Investments and is a Partner at Cambium Capital. He previously co-founded CurAlea Associates and was a Managing Director at Goldman Sachs, where he was co- head of the Hedge Fund Strategies Group and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan. Mr. Ort also serves on the board of directors of Concord II.

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

In August 2020, members of our management team formed Concord Acquisition Corp (“Concord I”), and in February 2021, members of our management team formed Concord II, each of which is a blank check company incorporated for substantially similar purposes as our company. Concord I entered into a definitive agreement for a business combination but was unable to complete its initial business combination and is currently in the process of dissolving. Concord II has completed its initial public offering but has not entered into a business combination agreement or completed its initial business combination. Most of the members of our management team serve in the same positions with Concord II.

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

Initial Business Combination

We will have until August 8, 2024 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period or during any Extension Period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we will remain a smaller reporting company until the last day of each fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250,000,000 as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100,000,000 during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700,000,000 as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $37,323,019 assuming no redemptions, after payment of $5,083,575 of deferred underwriting fees (on December 8, 2023, Citigroup Global Markets Inc. waived its entitlement to its portion of the deferred underwriting fee, which was $6,991,425), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, including the Transactions, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity, such as GCT, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares (which refer to shares of Class B common stock of the Company initially purchased by the Sponsor in a private placement in March 2021, and any shares of Class A common stock of the Company that were issued upon the conversion thereof pursuant to the amended and restated certificate of incorporation of the Company, as amended), private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer may be conditioned on public stockholders not tendering more than a specified number of public shares, which number may be based on a net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

Redemptions of our public shares may also be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until August 8, 2024 or during any Extension Period.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until August 8, 2024 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial business combination, and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $6,991,425 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination.

Our sponsors, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by August 8, 2024 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by August 8, 2024 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Annual Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 8, 2024 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by August 8, 2024 or during any Extension Period, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the Trust Account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 8, 2024 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if we have not completed our initial business combination by August 8, 2024 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. See “Item 9A. Controls and Procedures” for a more detailed discussion. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to GCT and our proposed business combination with GCT, please review the Registration Statement on Form S-4 filed by Concord III with the SEC on November 13, 2023, as amended, including the preliminary proxy statement/prospectus of Concord III included therein, and the Final Prospectus filed by Concord III.

Risks Related to Our Business

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the Transactions. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination, including the Transactions, even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination, including the Transactions, even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Stockholders May Not Have the Ability to Approve Our Initial Business Combination” in Item 1 of this Annual Report for additional information.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these consolidated financial statements. In connection with our assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we have until August 8, 2024 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time or during any Extension Period. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 8, 2024.

If we seek stockholder approval of our initial business combination, including the Transactions, our sponsors, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would not need any of the issued and outstanding public shares to be voted in favor of a transaction, in order to have such initial business combination approved. We currently expect that our initial stockholders and their permitted transferees will own approximately 68.6% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares and private placement shares in accordance with the majority of the votes cast by our public stockholders.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than a net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, including the Transactions, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 8, 2024 or during any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsors, officers and directors have agreed that we must complete our initial business combination by August 8, 2024 or during any Extension Period. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 8, 2024 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by August 8, 2024 or during any Extension Period, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Russia’s recent military intervention in Ukraine and Hamas’ strikes in Gaza and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty and contributed to worldwide inflation. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products.

In early October 2023, Hamas launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza.

The Ukraine and Gaza military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our business may be negatively impacted.

Risks Related to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. On January 19, 2024, we received a notification from the NYSE informing us that, because the number of public stockholders is less than 300, we are not in compliance with Section 802.01B of the Listing Rule. Although we submitted a Compliance Plan on February 28, 2024, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In light of the SEC Staff Statement, we evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will continue to recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this report, we have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments which has yet to be remediated.

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

We identified a material weakness in our internal control over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least August 8, 2024, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least August 8, 2024, assuming that our initial business combination is not completed by that date. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Our Sponsor has agreed to loan the Company up to $350,000 to be used to pay operating expenses and $35,000 is drawn down on this loan. Additionally, GCT has agreed to reimburse the Company for certain Business Combination related expenses. As of December 31, 2023, $296,441 is due from GCT.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least August 8, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

As of December 31, 2023, only $16,371 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, including the Transactions, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of an initial business combination or our liquidation, we may be able to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. Following the liquidation of securities in the trust account, we may receive minimal interest, if any, on the funds held in the trust account, which may reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of our company.

The funds in the trust account have, since the IPO, been held only in interest-bearing demand deposits or U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed the trustee with respect to the trust account to hold all funds in the trust account in cash or in an interest-bearing demand deposit account at a national bank until the earlier of consummation of an initial business combination or liquidation of our company. As a result, we may receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to hold all funds in the trust account in cash or interest-bearing demand deposits may reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of our company.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate our company. As of December 31, 2023, the funds in the trust account are held in an interest-bearing demand deposit account at a bank.

Risks Related to Our Operations

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, and it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Changes in laws or regulations, or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations, and interpretations and applications of such laws and regulations, may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These Final Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of geopolitical developments such as the Russia-Ukraine and the Israel – Hamas conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 8, 2024 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsors and their permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying shares of Class A common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem warrants even if the holders are otherwise unable to exercise their warrants.

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

Risks Related to Our Search for a Business Combination

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 187,433,640 and 19,999,999 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

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

Our ability to successfully effect our initial business combination, including the Transactions, and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination, including the Transactions, is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors, in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. In November 2023, our Sponsor and the holders of the founder shares converted an aggregate of 8,624,999 shares of Class B Common Stock to shares of A Common Stock in accordance with the Existing Certificate of Incorporation (the “Class B Conversion”). Following the Class B Conversion, there was one share of Class B Common Stock outstanding, which is held by the Sponsor. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the offering (not including the shares of Class A common stock underlying the private placement warrants).

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

The net proceeds from the initial public offering and the sale of the private placement warrants, net of previous redemptions, provided us with approximately $42,400,000, assuming no redemptions, that we may use to complete our initial business combination (which includes $5,083,575, for the payment of the deferred underwriting commissions). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than a net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the offering and the sale of the private placement warrants into the Trust Account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who will beneficially own 20.0% of our common stock upon the closing of the offering (assuming they do not purchase any units in the offering), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.Our sponsors, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 8, 2024 or during any Extension Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsors, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Although we believe that the net proceeds of our initial public offering and the sale of the private placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction, including the Transactions. If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of our sponsors or their affiliates are obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 68.6% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

We issued warrants to purchase 17,250,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units and, simultaneously with the closing of the offering, we issued in a private placement, an aggregate of 9,400,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 8,625,000 founder shares (8,624,999 of which have been converted to Class A common stock as of December 31, 2023). The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsors, an affiliate of our sponsors or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The Company also executed promissory notes with the Sponsors, evidencing the Sponsor Loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans shall be repaid or converted into Sponsor Loan Warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. On November 2, 2023, the Company, GCT and the Sponsor entered into a

Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forgive all amounts outstanding under the Sponsor Loan upon the closing of the proposed Business Combination.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of each fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal or exceed $250,000,000 as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not exceed $100,000,000 during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700,000,000 as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares, including in connection with both of the Extensions.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury released Notice 2023-2, which provides taxpayers with interim guidance on the excise tax that may be relied upon until the Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the excise tax a distribution in complete liquidation of a “covered corporation”, such as ours, to which Sec. 331 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), applies (so long as Sec. 332(a) of the Code also does not also apply). Although it remains uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with our initial business combination or in the event we do not consummate our initial business combination by the Termination Date (or, if the Charter Amendment is approved and the Extension is implemented, the Extended Date), we would not expect the excise tax to apply to redemptions of our public shares that occur during a taxable year in which we completely liquidate under Sec. 331 of the Code.

Pursuant to our charter, each public stockholder may seek to redeem all or a portion of such stockholder’s public shares for its pro rata portion of the funds available in the trust account, including interest earned on the funds held in the trust account and not previously released to us (less taxes payable, and less up to $100,000 of interest to pay dissolution expenses), in connection with the approval of the Charter Amendment and the implementation of the Extension. Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with our initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the initial business combination, certain amendments to our charter (including the proposed Charter Amendment) or otherwise, (ii) the structure of the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, if the Charter Amendment is approved and the Extension is implemented, no interest earned on the funds held in the trust account will be used to pay for any excise tax due under the IR Act in connection with the Extension. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination. As of December 31, 2023, we recognized $3,184,272 in excise tax payable related to share redemptions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 477 Madison Avenue, 22nd Floor, New York, NY 10022. The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Holders of Record

On March 5, 2024, there was one holder of record of our units, seven holders of record of our Class A common stock, five holders of record of our Class B common stock and four holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from May 8, 2023 to the Extended Date. In connection with the votes to approve the charter amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,400,000, leaving approximately $42,000,000 in the Trust Account.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve such proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1,100,000, leaving approximately $42,200,000 in the Trust Account.

On February 27, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders in connection with the proposed Business Combination. At the Special Meeting, the Company’s stockholders approved the Business Combination Proposal, the Charter Amendment Proposal, each of the Governance Proposals (on a non-binding advisory basis), the election of each director nominee pursuant to the Election of Directors Proposal, the Incentive Award Plan Proposal, the Employee Stock Purchase Plan Proposal, and the NYSE Proposal, in each case as defined and described in greater detail in the Final Prospectus.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to year, unless otherwise noted, refer to our fiscal year, which ends on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Concord” refer to Concord Acquisition Corp III.

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

The First Extension

In April 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on May 4, 2023. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial business combination.

On May 4, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to extend the date by which the Company has to consummate a business combination from May 8, 2023 to November 8, 2023, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve the Charter Amendment, the holders of 30,460,066 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $317,400,000, leaving approximately $42,000,000 in the Trust Account.

The Second Extension

In November 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023. In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 781,961 shares of Class A common stock and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company. In connection with the votes to approve such a proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1,100,000, leaving approximately $42,200,000 in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions. In connection with the implementation of the Charter Amendment, the Sponsor converted 7,957,726 shares of Class B common stock into Class A common stock, and the other holders of shares of Class B common stock converted all of their shares of Class B common stock into Class A common stock.

The Business Combination Agreement; Certain Agreements Related to the Business Combination

On November 2, 2023, the Company entered into the Business Combination Agreement GCT and Merger Sub. Pursuant to the Business Combination Agreement, the parties will, subject to the satisfaction or waiver of the conditions contained in the Business Combination Agreement, consummate a business combination transaction pursuant to which Merger Sub will merge with and into GCT, with GCT surviving the merger as a wholly-owned subsidiary of the Company.

The aggregate equity consideration to be paid to GCT’s stockholders and other equity holders in the Transactions will be equal to the quotient of (i) the Company Value divided by (ii) $10.00. Immediately prior to the Closing, all of the outstanding principal and accrued interest under the outstanding promissory notes issued by GCT that can be converted into shares of GCT common stock will be so converted in accordance with their terms.

Following the Closing, the Company will issue up to an aggregate of 20,000,000 additional shares of its common stock to the stockholders of GCT as of immediately prior to the Closing and certain other persons, including the PIPE Investors, if the VWAP of the shares of the Company’s common stock equals or exceeds certain minimum share prices at any time during the Earnout Period, as follows: (i) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $12.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; (ii) 6,666,666 shares if the VWAP of the shares of the common stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period; and (iii) 6,666,667 shares if the VWAP of the shares of the common stock equals or exceeds $17.50 for any 20 trading days within a period of 30 consecutive trading days during the Earnout Period. Such shares will also become issuable under certain circumstances if a “change of control” of the Company occurs following the Closing but prior to the applicable earnout expiration date and the price per share in the change of control equals or exceeds the applicable price target.

Concurrently with the execution of the Business Combination Agreement, the PIPE Investors entered into the PIPE Subscription Agreements pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29,900,000. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated immediately prior to or substantially concurrently with the Closing. The Public Warrants and Private Placement Warrants include certain down-round provisions under which their exercise price may be adjusted, if (a) the Company issues additional shares of the Company’s Class A common stock or securities convertible into or exercisable or exchangeable for shares of the Company’s Class A common stock for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock, (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A common stock during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination is below $9.20 per share, the price per share (including in cash or by payment of warrants pursuant to a “cashless exercise,” to the extent permitted) at which shares of the Company’s Class A common stock may be purchased at the time a warrant is exercised will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Concurrently with the execution and delivery of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement with GCT, the Sponsor and CA2. Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, not to redeem any of their shares of the Company’s common stock and to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock. In addition, the Sponsor and CA2 agreed that a portion of up to an aggregate of 1,920,375 shares of common stock to be issued to them at Closing (collectively, the Sponsor Earnout Shares”) will be unvested and subject to forfeiture as of the Closing, and will only vest if certain share price trading thresholds are satisfied during a specified period of time following the Closing. The Sponsor and CA2 further agreed that (i) 1,399,107 shares of common stock to be held by them at Closing, (ii) any portion of the Sponsor Earnout Shares not unvested and made subject to forfetiture as of the Closing and (iii) up to an aggregate of 2,820,000 Private Placement Warrants to be held by them at Closing may be allocated by GCT to the GCT Recipients, and transferred to the GCT Recipients at Closing (without any vesting conditions). The Sponsor and CA2 also agreed (i) to forfeit up to an additional 2,820,000 Private Placement Warrants held by them at Closing, to the extent not allocated prior to the Closing to certain third parties, including prospective PIPE Investors and holders of shares of the Company’s Class A common stock who agree not to redeem their shares in connection with any extension of the Company’s deadline to consummate an initial business combination, and (ii) to forgive all amounts outstanding under the Sponsor Loans.

In connection with the execution of the Business Combination Agreement, the Company entered into the Stockholder Support Agreement with certain stockholders of GCT pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby and to subject their shares to certain transfer restrictions.

The foregoing descriptions of the Business Combination Agreement, PIPE Subscription Agreements, Sponsor Support Agreement, Stockholder Support Agreement, and other agreements and transactions contemplated thereunder are not complete. For a more detailed discussion of the Business Combination Agreement and the Transactions, see the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2023, and the Registration Statement on Form S-4 initially filed with the SEC on November 13, 2023, as amended, and the Company’s prospectus filed with the SEC on February 14, 2024.

Other Recent Developments

In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $6,991,425 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. After one of our underwriters waived their right to the deferred underwriters’ commission, our remaining underwriters are entitled to a deferred underwriters’ commission of $5,083,575 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On January 19, 2024, the Company received a notification from the NYSE informing the Company that, because the number of public stockholders is less than 300, the Company is not in compliance with Section 802.01B of the Listing Rule. The Listing Rule requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The NYSE notification letter specifies that the Company has 45 days to submit a plan that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the notice. The business plan will be reviewed by Committee of the NYSE. The Committee will either accept the plan, at which time the Company will be subject to quarterly monitoring for compliance with this business plan, or the Committee will not accept the business plan and the Company will be subject to suspension and delisting procedures. The Company submitted its Compliance Plan on February 28, 2024.

On February 27, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders in connection with the proposed Business Combination. At the Special Meeting, the Company’s stockholders approved the Business Combination Proposal, the Charter Amendment Proposal, each of the Governance Proposals (on a non-binding advisory basis), the election of each director nominee pursuant to the Election of Directors Proposal, the Incentive Award Plan Proposal, the Employee Stock Purchase Plan Proposal, and the NYSE Proposal, in each case as defined and described in greater detail in the Final Prospectus.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception relate to our formation, the IPO and, subsequent to the IPO, identifying a target company for a Business Combination and completion of the proposed Business Combination. We do not expect to generate any operating revenues until after completion of our initial business combination. Until such time that a business combination occurs, we will generate non-operating income in the form of investment income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO and non-operating income or expense from the changes in the fair value of warrant liabilities and Sponsor Loans. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited consolidated financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $1,995,754 which consisted of operating costs, net, of $4,867,708, a change in the fair value of the warrant liability and Sponsor Loans of $2,913,800 and income taxes of $1,385,741, partially offset by income from cash and investments held in Trust Account of $6,795,482, income from operating bank account of $3,335, and recovery of offering costs attributable to warrant liability of $372,678.

For the year ended December 31, 2022, we had net income of $24,256,284, which consisted of the change in the fair value of the warrant liability and Sponsor Loans of $21,332,800 and income from investments held in Trust Account of $5,091,197, partially offset by formation and operating costs of $1,172,506 and income tax expense of $995,207.

Liquidity and Capital Resources

Until the consummation of the IPO, as described below, our only source of liquidity was an initial purchase of common stock by the sponsors and loans from our Sponsor.

The Company executed promissory notes with the Sponsors (the “Sponsors Loans”), evidencing loans to the Company in the aggregate amount of $6,900,000. The Sponsor Loans were to be repaid or converted into warrants (“Sponsor Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan Warrants would be identical to the Private Placement Warrants. In accordance with the Business Combination Agreement with GCT, with the consummation of the Business Combination, the Sponsor would forgive the outstanding balance of the Sponsor Loans of $6,900,000.

As of December 31, 2023, we had available to us $16,371 of cash held outside the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay our administrative fees, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

For the year ended December 31, 2023, net cash used in operating activities was $2,677,129. Net loss of $1,995,754 was primarily driven by income from cash and investments held in Trust Account of $6,795,482 and recovery of offering costs attributable to warrants of $372,678, partially offset by a change in the fair value of the warrant liability of $2,913,800. Changes in working capital generated $3,572,985.

For the year ended December 31, 2023, net cash provided by investing activities was $320,579,121 as a result of withdrawals of $318,441,770 from the Trust Account in connection with redemptions and $2,137,351 from the Trust Account to pay taxes.

For the year ended December 31, 2023, net cash used in financing activities was $318,406,770 due to redemptions of Class A common stock of $318,441,770 offset by proceeds from a promissory note of $35,000.

For the year ended December 31, 2022, net cash used in operating activities was $1,516,064. Net income of $24,256,284 was primarily driven by income from investments held in Trust Account of $5,091,197 and a change in the fair value of the warrant liability of $21,332,800. Changes in working capital generated $651,649.

For the year ended December 31, 2022, net cash provided by investing activities was $822,658 due to our withdrawal of funds from the Trust Account to pay taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023, no such convertible loans had been arranged.

On May 3, 2022, the sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, not convertible into warrants or any other securities, and due at the closing of a business combination. There was $35,000 and no balance outstanding as of December 31, 2023 and December 31, 2022, respectively. Additionally, GCT has agreed to reimburse us for certain Business Combination related expenses. As of December 31, 2023, $296,441 is due from GCT.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, administrative and support services and $6,900,000 in Sponsor Loans, we do not have any contractual obligations, long-term debt, capital lease obligations, operating lease obligations or long-term contractual obligations to be paid from our operating bank account.

In association with the Business Combination agreement, GCT has agreed to reimburse the Company for that portion of the Administrative Service Fee that relates to the proposed Business Combination.

Further, on May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. The Company has borrowed $35,000 under the promissory note. There was $35,000 and no balance outstanding as of December 31, 2023 and December 31, 2022, respectively.

In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $6,991,425 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. After one of our underwriters waived their right to the deferred underwriters’ commission, our remaining underwriters are entitled to a deferred underwriters’ commission of $5,083,575 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination. The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of December 31, 2023, $2,500,000 was accrued for the fee as the amount was earned and fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified the following critical accounting estimates:

Warrant Liability

We classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations. The fair value of our Private Placement Warrants requires significate estimates by management. Deviations from these estimates could result in a significate difference to our financial results.

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

On November 2, 2023, the Company, GCT and the Sponsor entered into a Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forgive all amounts outstanding under the Sponsor Loan upon the closing of the proposed Business Combination which was determined to be a modification of the Sponsor Loan. The Company follows the guidance of ASC Topic 470-50 “Debt—Modifications and Extinguishments,” for loan modifications. The Company’s Sponsor continues to maintain an equity interest in the Company. The Company determined that after accounting for the modification of the Sponsor Loan, the terms of the Sponsor Loan were substantially different and as such should be accounted for as an extinguishment of the original debt and the recognition of new debt. As such, the Company recognized a gain on extinguishment of the Sponsor Loans in the Company’s consolidated statements of changes in stockholders’ deficit calculated as the difference between the fair value of the Sponsor Loan under the original Sponsor Loan Agreement and the fair value of the Sponsor Loan under the updated terms of the Sponsor Support Agreement on the date of the extinguishment.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. The Company assesses the likelihood that deferred tax assets will be recovered from the existing deferred tax liabilities or future taxable income. To the extent the Company believes that recovery will not meet the more likely than not threshold, it establishes a valuation allowance.

Non-Redemption Agreements

We comply with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting – Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, management used significant estimates to determine the fair value of the Promote Shares assigned to the Investors.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection

Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our IPO, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2023 investments held in Trust Account consisted of interest bearing demand deposits. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

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

This Annual Report on Form 10-K does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the fourth calendar quarter of the year-ended December 31, 2023, the Company has continued to make changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Bob Diamond	72	Chairman of the Board
Jeff Tuder	50	Chief Executive Officer and Director
Michele Cito	34	Chief Financial Officer
Peter Ort	53	Director
Thomas King	63	Director
Larry Leibowitz	63	Director

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

Jeff Tuder serves as our Chief Executive Officer. Mr. Tuder is currently an Operating Partner of Atlas, having joined in September 2020. Mr. Tuder has also been the Chief Executive Officer of Concord I and Concord III, and a director of Concord III. Previously, Mr. Tuder founded Tremson Capital Management, LLC to invest in undervalued public equities and to make private equity and credit investments in partnership with a number of family offices. Prior to founding Tremson, Mr. Tuder held various investment positions at JHL Capital Group, a $3 billion multi-strategy hedge fund, KSA Capital Management, a deep value long/short equity fund, and CapitalSource Finance, where he was a Managing Director and Head of its Special Opportunity credit investment business. Mr. Tuder began his career as a private equity professional at Fortress Investment Group, where he underwrote and managed private equity investments for Fortress’ various investment vehicles; Nassau Capital, LLC, which managed the private assets of Princeton University’s Endowment; and ABS Capital Partners, a private equity firm affiliated with Alex. Brown & Sons. Mr. Tuder is currently a member of the Board of Directors of Inseego Corporation (NASDAQ: INSG and serves as a board advisor to various private companies. He previously served on the board of directors of Unico American (NASDAQ:UNAM). Mr. Tuder received a B.A. in English Literature from Yale College. Mr. Tuder also serves as Chief Executive Officer of Concord II.

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

Peter Ort serves on our board of directors. Mr. Ort is Head of Product at FS Investments and is a Partner at Cambium Capital. He previously co-founded CurAlea Associates and was a Managing Director at Goldman Sachs, where he was co- head of the Hedge Fund Strategies Group and also worked in the firm’s Private Equity Group and Financial Institutions Group in New York and Tokyo. Mr. Ort graduated from Duke University, obtained J.D. and M.B.A. degrees from New York University, is a member of the New York and New Jersey State Bars, and was a Fulbright Scholar in Japan. Mr. Ort also serves on the board of directors of Concord II.

Thomas King serves on our board of directors. Mr. King is an Operating Partner of Atlas. He has more than 30 years of experience in the investment banking and financial services industry. Most recently, Mr. King served as Chief Executive Officer of Investment Banking at Barclays and Chairman of the Investment Banking Executive Committee. Mr. King was also a member of the Barclays Group Executive Committee, which oversees all of the Barclays plc businesses. Mr. King began his career at Salomon Brothers, which was later acquired by Citigroup. During his tenure at Citigroup, he served as Global Head of Mergers and Acquisitions, Head of Investment Banking for the EMEA (Europe, Middle East and Africa) Region and Head of Corporate and Investment Banking for the EMEA region. In 2009, Mr. King moved to Barclays Investment Bank and held several senior roles before becoming CEO, including Head of European Investment Banking, Co-Head of Global Corporate Finance, Global Head of Investment Banking. Mr. King received his MBA with distinction from the Wharton School, University of Pennsylvania and his Bachelor of Arts degree from Bowdoin College. He previously served on the Board of Directors of Radius Global Infrastructure, Inc. (Nasdaq: RADI) and currently serves on the board of directors of SVB Financial Group and Clear Channel Outdoor Holdings, Inc. (NYSE: CCO) and is a member of the Board of Trustees at the King School in Stamford, Connecticut.

Larry Leibowitz serves on our board of directors. Mr. Leibowitz is a finance and technology entrepreneur who specializes in business transformation and capital markets. Mr. Leibowitz is an Operating Partner of Atlas Merchant Capital, and Board Director of Enfusion Inc. (NYSE:ENFN), as well as Vice Chairman of XCHG Xpansiv, an intelligent commodities exchange focusing on renewable energy products, and is on the board of various other private companies in the data management, fintech, digital law, and site logistics businesses. Most recently, Mr. Leibowitz served as Chief Operating Officer, Head of Global Equities Markets and as a Member of the board of directors of NYSE Euronext, from 2007 to 2013. Prior to that, Mr. Leibowitz served as Chief Operating Officer of Americas Equities at UBS, Co-head of Schwab Soundview Capital Markets, and CEO of Redibook. Mr. Leibowitz was formerly a founding partner at Bunker Capital, and Managing Director and Head of Quantitative Trading and Equities technology at CS First Boston. Mr. Leibowitz also serves on the board of directors of Concord II.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Peter Ort, expired at our first annual meeting of stockholders and Mr. Ort was re-elected as a Class I director. The term of office of the second class of directors, consisting of Larry Leibowitz and Thomas King, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Bob Diamond and Jeff Tuder, will expire at our third annual meeting of stockholders.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•   assisting board oversight of (1) the integrity of our consolidated financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

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

•   meeting to review and discuss our annual audited consolidated financial statements and quarterly consolidated financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•   reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•   reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2023 there were no delinquent filers.

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

Clawback Policy

On November 30, 2023, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 5, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Concord Sponsor Group III LLC(2)	7,957,727	(3)	63.3%
Bob Diamond		(4)	—
Jeff Tuder		(4)	—
Michele Cito		(4)	—
Peter Ort	30,000	(5)	*
Thomas King	30,000	(5)	*
Larry Leibowitz	30,000	(5)	*
All directors and executive officers as a group (6 individuals)	90,000	(4)(5)	*	%

*     Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Concord Acquisition Corp III, 477 Madison Avenue, New York, NY 10022.
(2)	Concord Sponsor Group III LLC, our sponsor, is the record holder of the shares of Class A common stock and shares of Class B common stock reported herein. Our sponsor is governed by a board of managers consisting of three managers, Bob Diamond, David Schamis and Jeff Tuder. Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(3)	Consists of 7,957,726 shares of Class A common stock and 1 share of Class B common stock.
(4)	Does not include certain shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.
(5)	Interests shown consist of shares of Class A common stock converted from shares of Class B common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On March 1, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the offering. On March 25, 2021, our sponsor sold 1,437,500 founder shares to CA2 Co-Investment and 25,000 to each of our independent directors, in each case at the original price per share. On May 6, 2021, CA2 Co-Investment sold 956,439 shares back to our sponsor at the original purchase price, resulting in our sponsor holding 6,631,439 founder shares and CA2 Co-Investment holding 481,061 founder shares. In November 2021, we effected a stock dividend of 1,437,500 shares with respect to our Class B common stock, resulting in our initial stockholders holding an aggregate of 8,625,000 founder shares. In November 2023, our Sponsor and the holders of the founder shares converted an aggregate of 8,624,999 shares of Class B Common Stock to shares of Class A Common Stock in accordance with the Existing Certificate of Incorporation (the “Class B Conversion”). Following the Class B Conversion, there was one share of Class B Common Stock outstanding, which is held by the Sponsor. Our sponsor currently holds 7,957,727 founder shares, CA2 Co-Investment currently holds 577,273 founder shares and each of our three independent directors currently holds 30,000 founder shares.

Our sponsors purchased an aggregate of 9,400,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $9,400,000. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares or placement warrants, which will expire worthless if we do not consummate a business combination before August 8, 2024. As such, our sponsors’ interest in this transaction is valued at $9,400,000. Among the private placement warrants, 8,260,606 warrants were purchased by our sponsor and/or its designees and 1,139,394 warrants were purchased by CA2 Co-Investment and/or its designees. On November 2, 2023, the Company, GCT and the Sponsor entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forfeit an aggregate amount of up to 2,820,000 Private Placement Warrants concurrently with the closing of the proposed Business Combination.

In addition, our sponsors have agreed to lend us an aggregate of $6,900,000 as of the closing date of the offering at no interest. The proceeds of the Sponsor Loan were added to the Trust Account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law) in accordance with the terms set forth in this Annual Report. Of the total amount of the Sponsor Loan, $6,063,636 was provided by our Sponsor, and $836,364 was provided by CA2 Co-Investment. The Sponsor Loan shall be repaid or converted into Sponsor Loan warrants at a conversion price of $1.00 per warrant, at the Sponsors’ discretion. The Sponsor Loan warrants are identical to the private placement warrants sold to the Sponsors concurrently with the closing of this offering. The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the Sponsor Loan from amounts held in the Trust Account, and its proceeds will be distributed to our public stockholders. On November 2, 2023, the Company, GCT and the Sponsor entered into a

Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forgive all amounts outstanding under the Sponsor Loan upon the closing of the proposed Business Combination. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Concord II, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, including Concord II, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We have entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $20,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, the Company had $100,000 due to the affiliate of the Sponsor related to the administrative service fee. In association with the Company’s proposed Business Combination, GCT has agreed to pay certain SPAC expenses through the Business Combination which includes the administrative service fee.

Our sponsors, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all material payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2023 the Company had an outstanding balance due to the affiliate of the Sponsor of $920 related to reimbursements for out-of-pocket expenses.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors, an affiliate of our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsors. The terms of such loans by our sponsors, an affiliate of our sponsors or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsors, an affiliate of our sponsors or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. No such loans were made through December 31, 2023, or subsequent thereto.

On May 3, 2022, the Sponsor agreed to loan us up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a business combination. At December 31, 2023, $35,000 related to the loan was outstanding.

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

In April 2023, the Sponsor entered into non-redemption agreements with certain holders of Concord III Class A common stock in exchange for them agreeing not to redeem their shares of Concord III Class A common stock in connection with the First Extension. The non-redemption agreements provide for the transfer and assignment of economic interest of an aggregate of 999,665 shares of Concord III Class B common stock held by the Sponsor. Pursuant to the non-redemption agreements, the Sponsor has agreed to transfer such founder shares to the investors upon closing of an initial business combination.

In November 2023, Concord III and the Sponsor entered into non-redemption agreements with certain holders of Concord III Class A common stock in exchange for them agreeing not to redeem their shares of Concord III Class A common stock in connection with the Second Extension. In exchange for the foregoing commitments not to redeem such shares, Concord III agreed to allocate to such investors an aggregate of 781,961 shares of Concord III Class A common stock, and the Sponsor agreed to surrender and forfeit to Concord III for no consideration an equal number of founder shares, upon closing of an initial business combination.

Concurrently with the execution and delivery of the Business Combination Agreement, Concord III entered into the Sponsor Support Agreement with GCT, the Sponsor and CA2. See “Item 1 - Business Combination Agreement; Certain Agreements Related to the Business Combination.”

Contemporaneously with the Closing, Concord III, certain stockholders of GCT, the Sponsor and certain stockholders of Concord III will enter into the Registration Rights Agreement. See “Item 1 - Business Combination Agreement; Certain Agreements Related to the Business Combination.”

Contemporaneously with the Closing, certain stockholders of GCT, including its directors, officers, affiliates and holders of more than 5% of outstanding shares of GCT Common Stock as of the Closing, will enter into the Lock-Up Agreement. See “Item 1 - Business Combination Agreement; Certain Agreements Related to the Business Combination.”

The Sponsor and Concord III’s officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred by them in connection with activities on Concord III’s behalf, such as identifying potential target businesses, performing due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospectus target businesses to examine their operations. Concord III’s audit committee will review and approve all reimbursements and payments made to the Sponsor, officers, directors or their affiliates. There is no limit on the amount of such reimbursement by Concord III. To the extent such expenses exceed the available proceeds not deposited in the Trust Account and interest earned on the funds in the Trust Account that Concord III is entitled to withdraw, such expenses would not be reimbursed by Concord III unless it consummates an initial business combination.

Other than the foregoing, no compensation or fees of any kind will be paid to the Sponsor, members of Concord III’s management team or their respective affiliates, for services rendered prior to or in connection with the consummation of the initial business combination.

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

All ongoing and future transactions between Concord III and any of its officers and directors or their respective affiliates will be on terms believed by Concord III to be no less favorable to it than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of Concord III’s uninterested “independent” directors or the members of its board who do not have an interest in the transaction, in either case who had access, at Concord III’s expense, to its attorneys or independent legal counsel. Concord III will not enter into any such transaction unless its disinterested “independent” directors determine that the terms of such transaction are no less favorable to Concord III than those that would be available to it with respect to such a transaction from unaffiliated third parties.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our sponsors, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private placement units held in the Trust Account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $200,000 in loans made to us by our sponsors to cover offering-related and organizational expenses;
●	payment to an affiliate of our sponsor of a total of $20,000 per month, continuing until the earlier of the consummation of an initial business combination or liquidation, for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●	payment to the underwriters of their underwriting discount, deferred underwriting commissions, fees for any financial advisory, placement agency or other similar investment banking services the underwriters may provide to our company in the future, and reimbursement of the underwriters for any out-of-pocket expenses incurred by it in connection with the performance of such services; and
●	repayment of loans which may be made by our sponsors, an affiliate of our sponsors or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender, and up to $350,000 of such loans are non-interest bearing, unsecured, are not convertible into warrants or any other securities, and due at the closing of a business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and quarterly reviews and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2022, fees for our independent registered public accounting firm were $65,460 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2022 financial statements included in this report. For the year ended December 31, 2023, fees for our independent registered public accounting firm were $93,730 for the services Marcum performed in connection with the quarterly reviews of our unaudited interim financial information included in Form 10-Q and the audit of our December 31, 2023 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022, we did not pay Marcum fees for audit-related fees. For the year ended December 31, 2023, fees for our independent registered public accounting firm were $79,825 for Form S-4 registration statement consent and comfort letter related services Marcum performed in connection with our Business Combination.

Tax Fees. For the year ended December 31, 2022 and for the year ended December 31, 2023, we paid Marcum $6,798 and $11,949, respectively, for Federal and State tax compliance and tax return preparation.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the year ended December 31, 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)Consolidated Financial Statements

(2)Consolidated Financial Statements Schedule

None

(3)Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(7)+	Business Combination Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III, GCT Semiconductor, Inc. and Gibraltar Merger Sub Inc.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp III, dated May 4, 2023
3.4(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Concord Acquisition Corp III, dated November 7, 2023.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(3)	Description of Securities of the Registrant.
10.1(2)	Amended and Restated Promissory Note, dated August 10, 2021, issued to our sponsor.
10.2(2)	Securities Subscription Agreement, dated March 1, 2021, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated November 3, 2021, among the Company, our sponsor, CA2 Co-Investment LLC and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated November 3, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated November 3, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and the Sponsor.
10.7(1)	Private Placement Warrants Subscription Agreement, darted November 3, 2021, by and between the Company and CA2 Co-Investment LLC
10.8(1)	Administrative Services Agreement, dated November 3, 2021, between the Company and Atlas Merchant Capital LLC
10.9(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the Sponsor
10.10(1)	Promissory Note for Sponsor Loan, dated November 8, 2021, between the Company and the CA2 Co-Investment
10.11(1)	Form of Indemnity Agreement.

10.12(1)	Underwriting Agreement, dated November 3, 2021, by and among the Company, Citigroup Global Markets Inc. and Cowen and Company, LLC.
10.13(5)	Form of Non-Redemption Agreement and Assignment of Economic Interest
10.14(6)	Form of Non-Redemption Agreement
10.15(7)	Form of Registration Rights Agreement
10.16(7)	Form of Lock-Up Agreement
10.17(7)	Form of PIPE Subscription Agreement
10.18(7)	Sponsor Support Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III, GCT Semiconductor, Inc., Concord Sponsor Group III LLC and CA2 Co-Investment LLC.
10.19(7)	Stockholder Support Agreement, dated as of November 2, 2023, by and among Concord Acquisition Corp III and certain stockholders of GCT Semiconductor, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Clawback Policy
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

+Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

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

(6)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 30, 2023.

(7)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2023.

(8)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2023.

ITEM 16. FORM 10-K SUMMARY

None

CONCORD ACQUISITION CORP III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Concord Acquisition Corp III

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Concord Acquisition Corp III (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 8, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund further business operations prior to August 8, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and lacks the capital resources needed to fund operations even if the deadline to complete a business combination was postponed to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

March 8, 2024

CONCORD ACQUISITION CORP III

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$16,371	$521,149
Expense reimbursement receivable from GCT	296,441	—
Prepaid expenses and other current assets	6,418	331,453
Total Current Assets	319,230	852,602

Marketable securities and cash held in trust account	42,406,594	356,190,233
Total Assets	$42,725,824	$357,042,835

Liabilities and Stockholders’ Deficit
Current Liabilities:
Due to related party	$100,920	$10,024
Accrued income taxes	—	485,207
Accrued legal expense	1,243,000	2,000
Accrued capital markets advisory expense	2,500,000	—
Other accounts payable and accrued expenses	275,271	77,569
Excise tax payable	3,184,272	—
Total Current Liabilities	7,303,463	574,800

Warrant liability, at fair value	2,383,000	1,812,200
Promissory note - related party	35,000	—
Sponsor loans, at fair value	—	1,000,000
Deferred underwriters’ commission	5,083,575	12,075,000
Total Liabilities	14,805,038	15,462,000

Commitments and Contingencies

Common stock subject to possible redemption, 3,941,361 and 34,500,000 shares at redemption value of $10.76 and $10.31 at December 31, 2023 and 2022, respectively	42,411,740	355,643,935

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 8,624,999 and 0 shares issued and outstanding, excluding 3,941,361 and 34,500,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively	863	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 1 share and 8,625,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	863
Additional paid-in capital	—	—
Accumulated deficit	(14,491,817)	(14,063,963)
Total Stockholders’ Deficit	(14,490,954)	(14,063,100)
Total Liabilities and Stockholders’ Deficit	$42,725,824	$357,042,835

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP III

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2023	2022
Operating costs, net	$4,867,708	$1,172,506
Loss From Operations	(4,867,708)	(1,172,506)

Other income (loss):
Income from operating bank account	3,335	—
Income from cash and investments held in trust account	6,795,482	5,091,197
Recovery of offering costs attributable to warrant liability	372,678	—
Change in fair value of warrant liability and sponsor loans	(2,913,800)	21,332,800
Total other income, net	4,257,695	26,423,997

(Loss) income before provision for income taxes	(610,013)	25,251,491
Provision for income taxes	(1,385,741)	(995,207)
Net (Loss) Income	$(1,995,754)	$24,256,284

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	14,374,778	34,500,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.09)	$0.56

Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class A and Class B common stock not subject to redemption	$(0.09)	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP III

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	—	$—	8,625,000	$863	$—	$(34,576,312)	$(34,575,449)
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(3,743,935)	(3,743,935)
Net income	—	—	—	—	—	—	—	24,256,284	24,256,284
Balance as of December 31, 2022	—	$—	—	$—	8,625,000	$863	$—	$(14,063,963)	$(14,063,100)
Contribution - non-redemption agreements	—	—	—	—	—	—	6,981,310	—	6,981,310
Fair value of shareholder non-redemption agreements	—	—	—	—	—	—	(6,981,310)	—	(6,981,310)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	—	—	(3,184,272)	(3,184,272)
Conversion of Class B common stock to Class A common stock	—	—	8,624,999	863	(8,624,999)	(863)	—	—	—
Partial waiver of deferred underwriters’ commission	—	—	—	—	—	—	—	6,618,747	6,618,747
Extinguishment of debt	—	—	—	—	—	—	—	3,343,000	3,343,000
Increase in redemption value of shares subject to possible redemption	—	—	—	—	—	—	—	(5,209,575)	(5,209,575)
Net loss	—	—	—	—	—	—	—	(1,995,754)	(1,995,754)
Balance as of December 31, 2023	—	$—	8,624,999	$863	1	$—	$—	$(14,491,817)	$(14,490,954)

The accompanying notes are an integral part of these consolidated financial statements.

CONCORD ACQUISITION CORP III

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,995,754)	$24,256,284
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in trust account	(6,795,482)	(5,091,197)
Changes in fair value of warrant liability and sponsor loans	2,913,800	(21,332,800)
Recovery of offering costs attributable to warrant liability	(372,678)	—
Changes in operating assets and liabilities:
Expense reimbursement receivable from GCT	(296,441)	—
Prepaid expenses	330,288	389,014
Due to related party	90,896	7,297
Accrued income taxes, net	(490,460)	485,207
Accrued legal expense	1,241,000	(3,000)
Accrued capital markets advisory expense	2,500,000	—
Other accounts payable and accrued expenses	197,702	(226,869)
Net Cash Used in Operating Activities	(2,677,129)	(1,516,064)

Cash Flows from Investing Activities:
Cash withdrawn from trust account to pay taxes	2,137,351	822,658
Cash withdrawn from trust account in connection with redemptions	318,441,770	—
Net Cash Provided by Operating Activities	320,579,121	822,658

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	35,000	—
Redemption of common stock	(318,441,770)	—
Net Cash Used in Financing Activities	(318,406,770)	—

Net change in cash	(504,778)	(693,406)
Cash, beginning of the year	521,149	1,214,555
Cash, end of the year	$16,371	$521,149

Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Increase in redemption value of shares subject to possible redemption	$5,209,575	$3,743,935
Non-cash contribution - non-redemption agreements	$6,981,310	$—
Partial waiver of deferred underwriter commission	$6,618,747	$—
Excise tax payable attributable to redemption of common stock	$3,184,272	$—
Conversion of Class B common stock to Class A common stock	$863	$—
Extinguishment of debt	$3,343,000	$—

Other supplemental cash flow information:
Federal income tax paid	$1,876,201	$510,000

The accompanying notes are an integral part of these consolidated financial statements

CONCORD ACQUISITION CORP III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Concord Acquisition Corp III (the “Company”) is a blank check company incorporated on February 18, 2021, as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 18, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the Initial Public Offering (as defined below) and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completion of the proposed Business Combination (described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability and Sponsor Loans.

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

Simultaneously with the closing of the IPO, the Company consummated the private placement of 8,260,606 warrants to the Sponsor and 1,139,394 warrants to CA2 Co-Investment (together, the “Private Placement Warrants”), each at a price of $1.00 per Private Placement Warrants, generating gross proceeds of $9,400,000.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations. As of December 31, 2023, the amount in the Trust Account available for redemption is approximately $10.76 per public share.

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

In April 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO (the “Non-Redeemed Shares”) in connection with the special meeting of stockholders called by the Company and held on May 4, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such stockholders an aggregate of 999,665 shares of the Company’s Class B common stock (the “Class B shares”), par value $0.0001 per share, held by the Sponsor immediately following consummation of an initial Business Combination. In November 2023, the Sponsor and the holders of the founder shares converted an aggregate of 8,624,999 shares of Class B common stock to shares of Class A common stock.

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

In November 2023, the Company and the Sponsor entered into certain Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023 (described below). In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 781,961 shares of Class A common stock (the “Promote Shares”) and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial Business Combination.

On November 7, 2023, the Company’s stockholders approved at the special meeting of stockholders a proposal to amend the Company’s charter to further extend the date by which the Company has to consummate a Business Combination from the Extended Date to August 8, 2024, or such earlier date as may be determined by the board of directors of the Company (such later date, the “Current Extended Date”). In connection with the votes to approve such a proposal, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1,100,000, leaving approximately $42,200,000 in the Trust Account and 3,941,361 shares of Class A common stock subject to possible redemption outstanding immediately following these redemptions.

Deferred Underwriters’ Commission

In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission of $6,991,425 and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. After one of the

Company’s underwriters waived their right to the deferred underwriters’ commission, the remaining underwriters are entitled to a deferred underwriters’ commission of $5,083,575 of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. (see Note 4).

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

The aggregate equity consideration to be paid to GCT’s stockholders and other equity holders in the Transactions (the “Aggregate Transaction Consideration”) will be equal to the quotient of (i) the Company Value (as defined below) divided by (ii) $10.00. Immediately prior to the Closing, all of the outstanding principal and accrued interest under the outstanding promissory notes issued by GCT that can be converted into shares of GCT common stock will be so converted in accordance with their terms. The “Company Value” means an amount equal to $350,000,000, minus the amount of indebtedness of GCT immediately prior to the Closing, plus the amount of GCT’s cash and cash equivalents immediately prior to the Closing (with standard exceptions), plus the aggregate exercise price of all “in-the-money” warrants of GCT outstanding immediately prior to the Closing.

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

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement an aggregate of 4,484,854 shares of the Company’s Class A common stock (the “PIPE Shares”) at a purchase price of $6.67 per share and an aggregate purchase price of approximately $29,900,000 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Transactions and will be consummated immediately prior to or substantially concurrently with the Closing. The public warrants included as part of Units sold in the IPO (the “Public Warrants”) and Private Placement Warrants include certain down-round provisions under which their exercise price may be adjusted, if (a) the Company issues additional shares of the Company’s Class A common stock or securities convertible into or exercisable or exchangeable for shares of the Company’s Class A common stock for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of the Company’s Class A common stock (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination on the date of the consummation of such initial business combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A common stock during the twenty (20) trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the price per share (including in cash or by payment of warrants pursuant to a “cashless exercise,” to the extent permitted) at which shares of the Company’s Class A common stock may be purchased at the time a warrant is exercised will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with GCT, the Sponsor and CA2 Co-Investment LLC (“CA2”). Pursuant to the Sponsor Support Agreement, the Sponsor and CA2 have, among other things, agreed to vote all of their shares of the Company’s common stock in favor of the approval of the Transactions, including the Merger, not to redeem any of their shares of the Company’s common stock and to waive their anti-dilution protections with respect to their shares of the Company’s Class B common stock. In addition, the Sponsor and CA2 agreed that a portion of up to an aggregate of 1,920,375 shares of common stock to be issued to them at Closing (collectively, the “Sponsor Earnout Shares”) will be unvested and subject to forfeiture as of the Closing, and will only vest if certain share price trading thresholds are satisfied during a specified period of time following the Closing. The Sponsor and CA2 further agreed that (i) 1,399,107 shares of common stock to be held by them at Closing, (ii) any portion of the Sponsor Earnout Shares not unvested and made subject to forfeiture as of the Closing and (iii) up to an aggregate of 2,820,000 Private Placement Warrants to be held by them at Closing may be allocated by GCT to the GCT Recipients, and transferred to the GCT Recipients at Closing (without any vesting conditions). The Sponsor and CA2 also agreed (i) to forfeit up to an additional 2,820,000 Private Placement Warrants held by them at Closing, to the extent not allocated prior to the Closing to certain third parties, including prospective PIPE Investors and holders of shares of the Company’s Class A common stock who agree not to redeem their shares in connection with any extension of the Company’s deadline to consummate an initial business combination, and (ii) to forgive all amounts outstanding under the Sponsor Loans.

Additionally, GCT has agreed to pay (i) all SEC and other regulatory filing fees incurred in connection with the proposed Business Combination, (ii) such expenses incurred in connection with printing, mailing, and soliciting proxies with respect to the Registration Statement and Proxy Statement, (iii) such expenses incurred in connection with any filings with or approvals from the NYSE in connection with the proposed Business Combination, including any expenses and fees incurred by the Company to maintain the minimum NYSE listing requirements, (iv) such expenses relating to the filing fees and notification requirements under the HSR Act, and (v) the SPAC Extension Expenses.

As of December 31, 2023 the Company has received $413,529 for the reimbursement of expenses and offset the reported expenses by $709,970 for amounts reimbursed or reimbursable by GCT. As of December 31, 2022, no amounts were received from GCT and no expenses were offset for any expense to be incurred by GCT related to the proposed Business Combination. As of December 31, 2023 and 2022, $296,441 and $0, respectively, is due from GCT and reported on the balance sheet as expense reimbursement receivable from GCT.

On February 27, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders in connection with the proposed Business Combination. At the Special Meeting, the Company’s stockholders approved the Business Combination Proposal, the Charter Amendment Proposal, each of the Governance Proposals (on a non-binding advisory basis), the election of each director nominee pursuant to the Election of Directors Proposal, the Incentive Award Plan Proposal, the Employee Stock Purchase Plan Proposal, and the NYSE Proposal, in each case as defined and described in greater detail in the Final Prospectus.

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

The Sponsors, officers and directors have agreed to waive: (1) their redemption rights with respect to any Founder shares (as described in Note 5) or Converted Shares (as described below) and public shares held by them, as applicable, in connection with the completion of the initial Business Combination; (2) their redemption rights with respect to any Founder shares or Converted Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) their rights to liquidating distributions from the Trust Account with respect to any Founder shares or Converted Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond the Combination Period as a result of a stockholder vote to amend the Company’s amended and restated certificate of incorporation (an “Extension Period”) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).

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

Conversion of Class B Shares to Class A Shares

On November 16, 2023, the holders of the Company’s Class B common stock, par value $0.0001 per share, converted 8,624,999 shares of the Company’s Class B common stock into an equal number of the Company’s Class A common stock, par value $0.0001 per share (the “Converted Shares”). The Converted Shares are not redeemable and have no rights to any net assets in the Trust Account.

Liquidity and Going Concern Considerations

As of December 31, 2023, the Company had cash on hand of $16,371 held outside of the Trust Account and available for working capital purposes. Investment income on the cash held in the Trust Account may be released to the Company to pay taxes (excluding excise taxes) and up to $100,000 to pay dissolution expenses. During the year ended December 31, 2023, the Company withdrew $2,137,351 from the Trust Account for the payment of taxes.

The Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses and $35,000 is drawn down on this loan.  Additionally, GCT has agreed to reimburse the Company for certain Business Combination related expenses. As of December 31, 2023 $296,441 is due from GCT.

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

Notification from the New York Stock Exchange

On January 19, 2024, the Company received a notification (the “Notice”) from the New York Stock Exchange (the “NYSE”) informing the Company that, because the number of public stockholders is less than 300, the Company is not in compliance with Section

802.01B of the NYSE Listed Company Manual (the “Listing Rule”). The Listing Rule requires the Company to maintain a minimum of 300 public stockholders on a continuous basis. The Notice specifies that the Company has 45 days to submit a business plan that demonstrates how the Company expects to return to compliance with the Listing Rule within 18 months of receipt of the Notice. The business plan will be reviewed by a Committee of the NYSE. The Committee will either accept the plan, at which time the Company will be subject to quarterly monitoring for compliance with this business plan, or the Committee will not accept the business plan and the Company will be subject to suspension and delisting procedures. The Company submitted its Compliance Plan on February 28, 2024. Although the Company submitted a Compliance Plan on February 28, 2024, the Company cannot assure that its securities will continue to be listed on the NYSE in the future or prior to a Business Combination.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these consolidated financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on operating costs, net, net (loss) income, earnings per share, current or total assets or liabilities, or total equity.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Expense Reimbursement Receivable from GCT

In association with the Company’s proposed Business Combination, GCT has agreed to pay (i) all SEC and other regulatory filing fees incurred in connection with the proposed Business Combination, (ii) such expenses incurred in connection with printing, mailing, and soliciting proxies with respect to the Registration Statement and Proxy Statement, (iii) such expenses incurred in connection with any filings with or approvals from the NYSE in connection with the proposed Business Combination, including any expenses and fees incurred by the Company to maintain the minimum NYSE listing requirements, (iv) such expenses relating to the filing fees and notification requirements under the HSR Act, and (v) the SPAC Extension Expenses. As of December 31, 2023 the Company has received $413,529 for the reimbursement of expenses and offset the reported expenses by $709,970 for amounts reimbursed or reimbursable by GCT. As of December 31, 2022, no amounts were received from GCT and no expenses were offset for any expense to be incurred by GCT related to the proposed Business Combination. As of December 31, 2023 and 2022, $296,441 and $0, respectively, is due from GCT and reported on the balance sheet as expense reimbursement receivable from GCT.

Marketable Securities and Cash Held in Trust Account

As of December 31, 2023 and 2022, investments held in Trust Account consisted of interest bearing demand deposits and mutual funds that invest primarily in U.S. government securities, respectively, and generally have a readily determinable fair value. Such cash and investments in mutual funds are presented on the consolidated balance sheets at fair value at the end of the reporting period. Interest, dividends, gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

During the year ended December 31, 2022 the Trust Account held U.S. Treasury securities classified as held-to-maturity in accordance with ASC Topic 320, “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet.

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

During the year ended December 31, 2022, premiums and discounts were amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “income from cash and investments held in Trust Account” line item in the consolidated statement of operations. Accretion of the discounts amounted to $320,030 for the year ended December 31, 2022. There were no such securities held with discounts or premiums during the year ended December 31, 2023, and as a result there was no accretion during such period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on this account.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SAB Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, offering costs were initially charged to stockholders’ equity (consisting of underwriting discount, deferred underwriters’ commission, and other offering costs offset by offering costs attributable to the warrant liability and recorded in the statement of operations). The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

Deferred Underwriters’ Commission

The Company complies with ASC Topic 405 “Liabilities” and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. Upon the IPO, the Company treated the deferred underwriter’s commission as an offering cost (as discussed above). To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense in the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

In connection with the votes to approve the Second Charter Amendment at the special meeting of stockholders on November 7, 2023, the holders of an additional 98,573 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $1,100,000.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

For the year ended December 31, 2023 and 2022, the changes in Class A common stock subject to possible redemption are as follows:

Class A common stock subject to possible redemption
	Shares	Amount
January 1, 2022	34,500,000	$351,900,000
Plus:
Increase in redemption value of shares subject to possible redemption	—	3,743,935
December 31, 2022	34,500,000	$355,643,935

January 1, 2023	34,500,000	$355,643,935
Plus:
Increase in redemption value of shares subject to possible redemption	—	5,209,575
Less:
Redemption	(30,558,639)	(318,441,770)
December 31, 2023	3,941,361	$42,411,740

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

Warrant Liability

The Company accounts for the 26,650,000 warrants issued in connection with the Initial Public Offering (the 17,250,000 Public Warrants and the 9,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC Topic 815-40 “Contracts in Entity’s Own Equity”. Such guidance provides that because the warrants do not meet the criteria for equity classification thereunder, each warrant must be classified as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations.

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

Stock-Based Compensation

The sale or transfers of the Founder Shares to members of the Company’s board of directors, as described in Note 5, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The Founder Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2023 and for all prior periods, the Company determined that a Business Combination is not considered probable until a business combination is completed, and therefore, no stock-based compensation expense has been recognized.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, primarily due to changes in fair value of the warrant liability and Sponsor Loans, which are not currently recognized in taxable income, non-deductible start-up costs, offering costs attributable to the warrants, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023, and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Any redemption or other repurchase that occurs in connection with a Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with a Business Combination, (ii) the timing, nature and amount of the equity issued in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination. For the year ended December 31, 2023 and 2022, the Company has recognized $3,184,272 and $0, respectively, in excise tax payable related to share redemptions. In accordance with ASC 340-10-S99-1, the liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Net (Loss) Income Per Common Share

The Company has two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of common stock reflects the dilutive effect that could occur if convertible securities or other contracts to issue common stock were converted into or exercised for common stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment (iii) Private Placement and (iv) Sponsor Loans since the warrants are contingently convertible. The warrants (including warrants issuable in conjunction with the Sponsor Loans) are exercisable to purchase 33,550,000 shares of Class A common stock in the aggregate. At December 31, 2023 and 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. When applying the two-class method for determining net income per share, the Company has elected to exclude remeasurement associated with the redeemable shares of Class A common stock to redemption value as the redemption amount is not in excess of fair value.

Net (loss) income per common share is as follows:

	Year Ended December 31,
	2023		2022
		Non-		Non-
		Redeemable		Redeemable
	Redeemable	Class A and	Redeemable	Class A and
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(1,247,339)	$(748,415)	$19,405,027	$4,851,257

Denominator:
Weighted-average shares outstanding	14,374,778	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per share	$(0.09)	$(0.09)	$0.56	$0.56

Non-Redemption Agreements

In April 2023, the Sponsor and certain investors (“NRA Investors”) of the Company’s Class A common stock entered into Non-Redemption Agreements. The Non-Redemption Agreements provide for the assignment of economic interest of an aggregate of 999,665 shares of Class B common stock of the Company held by the Sponsor to the Investors in exchange for such Investors agreeing to hold and not redeem their Class A common stock at the special meeting of stockholders held on May 4, 2023. Pursuant to the Non-Redemption Agreements, the Sponsor has agreed to transfer to such Investors an aggregate of 999,665 shares of Class B common stock upon the consummation of an initial Business Combination. In November 2023, the Sponsor and the holders of the founder shares converted an aggregate of 8,624,999 shares of Class B common stock to shares of Class A common stock. The Company estimated the aggregate fair value of the shares attributable to the April 2023 Non-Redemption Agreements to be $884,554 or $0.88 per share.

In November 2023, the Company and the Sponsor entered into Non-Redemption Agreements with a number of the Company’s stockholders in exchange for them agreeing not to redeem shares of the Company’s Class A common stock sold in the IPO in connection with the special meeting of stockholders called by the Company and held on November 7, 2023. In exchange for the foregoing commitments not to redeem such shares, the Company has agreed to allocate to such investors an aggregate of 781,961 Promote Shares and the Sponsor has agreed to surrender and forfeit to the Company for no consideration a number of shares of Class B common stock equal to the number of Promote Shares upon closing of an initial business combination. The Company estimated the aggregate fair value of the shares attributable to the November 2023 Non-Redemption Agreements to be $6,096,756 or $7.80 per share.

The Company complies with the requirements of SEC Staff Accounting Bulletin (“SAB”) Topic 5(A) – “Expenses of Offering” and SAB Topic 5(T): Miscellaneous Accounting - Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). As such, the value of Promote Shares assigned to the Investors are recognized as offering costs and charged to stockholders’ deficit. The value of the Class B common stock to be forfeited by the Sponsors is reported as an increase to stockholders’ deficit.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not believe adoption of ASU 2020-06 on January 1, 2024 will have a significant impact on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

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

On November 4, 2021, the Company’s board of directors approved the issuance of 1,437,500 additional shares of Class B common stock in the form of a stock dividend, resulting in an aggregate of 8,625,000 Class B common shares outstanding. At November 8, 2021, the total number of Class B common shares outstanding have been adjusted to reflect the issuance of the additional shares. The number of Founder Shares outstanding was adjusted based on the Initial Public Offering of 34,500,000 Units such that the Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. The issuance of 1,437,500 additional shares of Class B common stock in the form of a stock dividend was retroactively reflected for all applicable prior periods.

On November 16, 2023, the holders of the Company’s Class B common stock, par value $0.0001 per share, converted 8,624,999 shares of the Company’s Class B common stock into an equal number of the Company’s Class A common stock, par value $0.0001 per share. The Converted Shares are not redeemable and have no rights to any net assets in the Trust Account.

The Company’s initial stockholders, officers and directors have agreed not to transfer, assign or sell, except to permitted transferees, any Founder Shares or Converted Shares held by them until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares or Converted Shares (the “Lock-up”).

Promissory Note — Related Party

On May 3, 2022, the Sponsor agreed to loan the Company up to $350,000 to be used to pay operating expenses. This loan is non-interest bearing, unsecured, is not convertible into warrants or any other securities, and due at the closing of a Business Combination. There was $35,000 and no balance outstanding as of December 31, 2023 and December 31, 2022, respectively.

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

On November 2, 2023, the Company, GCT and the Sponsor entered into a Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forgive all amounts outstanding under the Sponsor Loans upon the closing of the proposed Business Combination which was determined to be a modification of the Sponsor Loan. The Company follows the guidance of ASC Topic 470-50 “Debt—Modifications and Extinguishments,” for loan modifications. The Company’s Sponsor continues to maintain an equity interest in the Company. The Company determined that after accounting for the modification of the Sponsor Loan, the cash flows of the Sponsor Loan were substantially different and as such should be accounted for as an extinguishment of the original debt and the recognition of new debt. As such, the Company recognized a gain on extinguishment of the Sponsor Loans in the Company’s consolidated changes in stockholders’ equity calculated as the difference between the fair value of the Sponsor Loan under the original Sponsor Loan Agreement and the fair value of the Sponsor Loan under the updated terms of the Sponsor Support Agreement on the date of the extinguishment. During the year ended December 31, 2023, the Company recognized a gain of $2,343,000 from the changes in the fair value of the Sponsor loans in the consolidated statements of operations before the extinguishment event, and $3,343,000 related to the extinguishment of the Sponsor Loans in its consolidated statement of stockholders’ deficit.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsors, an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsors. As of December 31, 2023 and 2022, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. Additionally, as described in Note 2, GCT has agreed to reimburse the Company for the administrative service fee incurred after the execution date of the Business Combination Agreement. The aggregate administrative service fee for the year ended December 31, 2023 was $240,000. The Company has recognized an expense of $220,000 for the administrative service fee, net of $20,000 for the amount reimbursed by GCT for the year ended December 31, 2023.  For the year ended December 31, 2022, the Company recognized $240,000 for the administrative service fee. For the administrative service fee, as of December 31, 2023 and 2022, the Company had $100,000 and $0, respectively, reported on the consolidated balance sheet and included in due to related party.

Due to Related Party

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Sponsor. As of December 31, 2023 and 2022, the Company had an outstanding balance due to the affiliate of the Sponsor of $100,920 and $10,024, respectively, including the administrative service fee discussed above. The amount is included in due to related party on the consolidated balance sheets and includes but is not limited to legal expense, expense related to identifying a target business, and other expenses.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

Deferred Underwriters’ Commission

The Company agreed to pay the underwriters a deferred underwriting fee upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $12,075,000. In December 2023, one of the underwriters waived any right to receive the deferred underwriters’ commission and will therefore receive no additional underwriting commissions in connection with the closing of a Business Combination. The Company considers the deferred underwriters’ commission an offering cost. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Upon the waiver of these offering costs, a portion of these offering costs were recorded to the statement of operations and to stockholders’ equity. As a result of the waived deferred underwriters’ commission, the Company recognized $372,678 of income, $6,618,747 was recorded to accumulated deficit and the deferred underwriters’ commission was reduced by $6,991,425.

Capital Markets Advisor Agreement

On March 29, 2023, the Company engaged a capital markets advisor in connection with seeking an extension for completing a business combination, a possible acquisition of a third party by merger, consolidation, acquisition of stock or assets or other business combination, and as a placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities. The Company agreed to pay the capital markets advisor a transaction fee in connection with the services provided, payable upon and subject to the Company’s consummation of an initial business combination (“Capital Markets Advisor Fee”). The fee consists of a fixed and determinable portion and a variable portion contingent upon certain future events expected to take place upon completion of a business combination. As of December 31, 2023, $2,500,000 was accrued under Accrued capital markets advisory expense on the consolidated balance sheet for the fee as the amount was earned and fixed and determinable. These costs may be paid for using the proceeds of the cash available once a business combination is complete.

Expenses Contingent on the Closing of a Business Combination

As of December 31, 2023 and 2022, the Company has incurred approximately $3,610,000 and $0, respectively, in fees contingent on the closing of a business combination, of which $2,500,000 and $0, respectively, is related to the Capital Markets Advisor Fee and $1,110,000 is related to legal fees payable contingent on a business combination. These costs may be paid using the proceeds of the cash available once a business combination is complete. The Capital Markets Advisor Fee amount is included in Accrued capital markets advisory expense and legal fees payable contingent on a business combination are included in Accrued legal expense on the consolidated balance sheets.

Excise Tax

In connection with the Special Meetings, stockholders holding 30,558,639 of the Company’s Public Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account for an aggregate amount of $318,441,770. As such, the Company has recorded an excise tax liability of $3,184,272 on the consolidated balance sheet as of December 31, 2023. Any excise tax liability payable will not be paid out of the funds in the Trust Account.

Business Combination Agreement

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

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue a total of 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no shares of preferred shares issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 8,624,999 and 0 shares of Class A common stock issued and outstanding, excluding 3,941,361 and 34,500,000 shares of Class A common stock subject to possible redemption, respectively, which are classified as temporary equity.

Class B Common Stock

The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1 and 8,625,000 shares, respectively, of Class B common stock issued and outstanding. As described in Note 3, 8,624,299 shares of Class B common stock were converted to an equal number of shares of non-redeemable Class A common stock during the year ended December 31, 2023.

The Company’s initial stockholders have agreed not to transfer, assign or sell, except to permitted transferees, any of their Founder Shares or Converted Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination; and (2) subsequent to the initial Business Combination, (x) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property or (y) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares or Converted Shares.

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

On November 2, 2023, the Company, GCT and the Sponsor entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the Sponsor agreed to forfeit an aggregate amount of up to 2,820,000 Private Placement Warrants concurrently with the closing of the proposed Business Combination. The Company’s Private Placement Warrants are equity contracts classified as a liability. The Company follows the guidance in accordance with ASC 815-40 with this modification to the Private Placement Warrants. With the effect of the changed terms, the Company recognized a gain of $169,200 in the Company’s consolidated statement of operations.

NOTE 6. FAIR VALUE MEASUREMENT

The following table presents fair value information as of December 31, 2023 and 2022, for the Company’s assets and liabilities that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		December 31,	December 31,
Assets:	Level	2023	2022
Marketable securities held in Trust Account	1	$—	$356,190,233

		December 31,	December 31,
Liabilities:	Level	2023	2022
Warrant Liability – Public Warrants	(a)	$1,725,000	$1,173,000
Warrant Liability – Private Placement Warrants (b)	3	$658,000	$639,200
Sponsor Loans	3	$—	$1,000,000
(a)	Level 1 at December 31, 2023 and Level 2 at December 31, 2022
(b)	At December 31, 2023, 2,820,000 Private Placement Warrants subject to forfeiture have no value as there is an assumed 100% probability of forfeiture due to the proposed Business Combination.

As of December 31, 2023, cash held in the Trust Account was held in an interest-bearing demand deposit account and at December 31, 2022, investments held in Trust Account consisted of mutual funds that invest primarily in US government securities. Demand deposit accounts and mutual funds generally have a readily determinable fair value. Such investments in the Trust Account are presented on the consolidated balance sheets at fair value at the end the reporting period.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices at the close of market. At December 31, 2022, there was insufficient trading volume for the Company’s Public Warrants to be classified as Level 1 and, as a result, were classified as Level 2. At December 31, 2023, the Company determined there was sufficient trading activity to classify its Public Warrants as Level 1.

The fair value of the Company’s Private Placement Warrants (not subject to forfeiture) for all periods presented is based on a Black-Scholes-Merton model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. In association with the Company’s Sponsor Support Agreement with GCT, the Sponsor agreed to forfeit up to 2,820,000 Private Placement Warrants upon the consummation of the Business Combination. For those Private Placement Warrants that became subject to forfeiture, the Company used a probability-weighted scenario analysis to value the Private Placement Warrants (subject to forfeiture) as of December 31, 2023. The change in valuation models between December 31, 2023 and

December 31, 2022 was implemented as the probability-weighted scenario analysis better represents the fair value of the Private Placement Warrants that became subject to forfeiture during the year ended December 31, 2023.

In association with the Company’s Sponsor Support Agreement with GCT, the Sponsor agreed to forgive all amounts outstanding under the Sponsor Loan upon the closing of the proposed Business Combination. The Company valued the Sponsor Loans using a bond plus call approach as of December 31, 2022. The bond plus call approach calculates the fair value of the Notes as the sum of (i) the fair value of the contractual cash flows of the Sponsor Loans absent the Conversion Option and (ii) the fair value of the Conversion Option which is determined using a risk-neutral framework based on the daily binomial lattice analysis. Upon forgiveness of the outstanding balance under the Sponsor Loans, the Company used a probability-weighted scenario analysis as of December 31, 2023. The change in valuation models between December 31, 2023 and December 31, 2022 was implemented as the probability-weighted scenario analysis better represents the fair value of the Sponsor Loans that were modified during the year ended December 31, 2023.

The inputs used to measure fair value of the Private Placement Warrants and the Sponsor Loans are classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value.

The following table sets forth the fair value and unpaid principal balance as of December 31, 2023 and 2022 for the Sponsor Loans.

Liabilities:	Fair Value	Unpaid Principal Balance
December 31, 2023	$—	$6,900,000
December 31, 2022	$1,000,000	$6,900,000

The key inputs into the model for the Private Placement Warrants were as follows:

	December 31,		December 31,
Input	2023		2022
Common stock price	$10.56		$10.19
Risk-free interest rate	3.81%		3.95%
Expected term in years	5.25	years	5.36	years
Expected volatility	0.00%		0.00%
Exercise price	$11.50		$11.50
Warrant fair value	$0.10		$0.07

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Fair value of financial instruments classified as Level 3
	Public and Private
	Placement
	Warrants	Sponsor Loans

January 1, 2022	$18,655,000	$5,490,000
Public Warrants reclassified to level 1	(6,727,500)
Change in valuation inputs or other assumptions	(11,288,300)	(4,490,000)
December 31, 2022	$639,200	1,000,000

January 1, 2023	$639,200	$1,000,000
Change in fair value of warrants subject to forfeiture	(191,760)	—
Change in valuation inputs or other assumptions	210,560	2,343,000
Extinguishment of debt	—	(3,343,000)
December 31, 2023	$658,000	$—

NOTE 7. INCOME TAX

As of December 31, 2023 and 2022, the Company’s net deferred tax assets are as follows:

Deferred tax asset:	2023	2022
Organizational costs/startup expenses	$1,223,864	$243,656
Federal net operating loss carryforward	—	—
Total deferred tax asset	1,223,864	243,656
Valuation allowance	(1,223,864)	(243,656)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	For the year	For the year
	December 31, 2023	December 31, 2022
Federal:
Current	$1,385,741	$995,207
Deferred	980,208	172,282

State:
Current	—	—
Deferred	—	—
Valuation allowance	(980,208)	(172,282)
Income tax provision	$1,385,741	$995,207

As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, if any, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, there was an increase in the valuation allowance of $980,208 and $172,282, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate, as a percentage of income before income taxes, is as follows:

	For the year	For the year
	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Transaction costs	0.0%	0.0%
Change in fair value of warrant liability and Sponsor Loans	(100.3)%	(17.7)%
Transaction costs allocated to warrants	12.8%	0.0%
Change in valuation allowance	(160.7)%	0.7%
Income tax provision	(227.2)%	4.0%

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 27, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders in connection with the proposed Business Combination. At the Special Meeting, the Company’s stockholders approved the Business Combination Proposal, the Charter Amendment Proposal, each of the Governance Proposals (on a non-binding advisory basis), the election of each director nominee pursuant to the Election of Directors Proposal, the Incentive Award Plan Proposal, the Employee Stock Purchase Plan Proposal, and the NYSE Proposal, in each case as defined and described in greater detail in the Final Prospectus.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Concord Acquisition Corp III

Dated: March 8, 2024	By:	/s/ Jeff Tuder
Jeff Tuder
Chief Executive Officer

Dated: March 8, 2024	By:	/s/ Michele Cito
Michele Cito
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2024.

Signatures	Capacity in Which Signed
/s/ Bob Diamond	Chairman of the Board
Bob Diamond
/s/ Jeff Tuder	Chief Executive Officer
Jeff Tuder	(Principal Executive Officer)
/s/ Michele Cito	Chief Financial Officer
Michele Cito	(Principal Financial and Accounting Officer)
/s/ Peter Ort	Director
Peter Ort
/s/ Thomas King	Director
Thomas King
/s/ Larry Liebowitz	Director
Larry Liebowitz

82