Form 10-Q
period 2024-03-31
GCT Semiconductor Holding, Inc.
filed 2024-05-14
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41013

GCT Semiconductor Holding, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-2171699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2290 North 1st Street, Suite 201 San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 434-6040

Concord Acquisition Corp III

477 Madison Avenue, 22nd Floor

New York, New York 10022

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GCTS	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	GCTSW	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2024, the registrant had 45,890,164 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our financial condition, results of operations, earnings outlook and our prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our financial and business performance, including our financial projections and business metrics;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs;
●	unexpected increases in our expenses resulting from inflationary pressures and rising interest rates, including manufacturing and operating expenses and interest expenses;
●	our inability to anticipate the future market demands and future needs of our customers;
●	our ability to develop new 5th generation (“5G”) products under collaboration agreements with our major partners;
●	the impact of component shortages, suppliers’ lack of production capacity, natural disasters or pandemics on our sourcing operations and supply chain;
●	our future capital requirements and sources and uses of cash;
●	our ability to obtain funding for its operations;
●	our anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
●	our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy the liquidity needs of the Company;
●	the outcome of any legal proceedings that may be instituted against us following completion of the Business Combination and transactions contemplated thereby;
●	our ability to maintain the listing of our Common Stock on the NYSE;
●	the risk that the Business Combination disrupts current plans and operations;
●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of us to grow and manage growth profitably;
●	costs related to the Business Combination; and
●	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form S-1 filed with the Securities and Exchange Commission (“SEC”) on April 19, 2024. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,122	$258
Accounts receivable, net	5,103	4,920
Inventory	1,784	1,486
Contract assets	4,313	3,439
Prepaid expenses and other current assets	5,466	2,906
Total current assets	32,788	13,009
Property and equipment, net	644	772
Operating lease right-of-use assets	1,343	1,521
Intangibles, net	187	245
Other assets	857	881
Total assets	$35,819	$16,428

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,242	$17,814
Contract liabilities	35	48
Accrued and other current liabilities	25,152	23,956
Borrowings	39,840	44,509
Convertible promissory notes, current	5,645	27,794
Operating lease liabilities, current	679	680
Total current liabilities	72,593	114,801
Convertible promissory notes, net of current	4,672	6,239
Net defined benefit liabilities	7,488	7,689
Long-term operating lease liabilities	674	850
Income taxes payable	2,096	2,178
Warrant liabilities	10,584	—
Other liabilities	72	108
Total liabilities	98,179	131,865
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 and 82,352 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share; 400,000 and 200,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 45,833 and 24,166 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively(1)	5	3
Additional paid-in capital(1)	487,006	435,752
Accumulated other comprehensive loss	(474)	(1,538)
Accumulated deficit	(548,897)	(549,654)
Total stockholders’ deficit	(62,360)	(115,437)
Total liabilities and stockholders’ deficit	$35,819	$16,428
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements.)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net revenues:
Product	$2,378	$599
Service	887	2,463
Total net revenues	3,265	3,062
Cost of net revenues:
Product	654	978
Service	658	563
Total cost of net revenues	1,312	1,541
Gross profit	1,953	1,521
Operating expenses:
Research and development	5,521	902
Sales and marketing	996	836
General and administrative	2,836	1,477
Gain on extinguishment of liability	(14,636)	—
Total operating (income) expenses	(5,283)	3,215
Income (loss) from operations	7,236	(1,694)
Interest expense	(2,082)	(935)
Other (expenses) income, net	(4,338)	1,286
Income (loss) before provision for income taxes	816	(1,343)
Provision for income taxes	59	50
Net income (loss)	757	(1,393)

Net income (loss) per common share(1):
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)
Weighted-average shares used in computing net income (loss) per common shares(1):
Basic	25,468	23,862
Diluted	26,257	23,862
(1)	Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Comprehensive income (loss), net of taxes:
Net income (loss)	$757	$(1,393)
Foreign currency translation adjustment	1,064	674
Comprehensive income (loss)	$1,821	$(719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	129,396	$129	$435,626	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization	(105,230)	(126)	126	—	—	—
Balance as of December 31, 2023(1)	24,166	3	435,752	(1,538)	(549,654)	(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Stock-based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	1,064	—	1,064
Net income	—	—	—	—	757	757
Balance as of March 31, 2024	45,833	$5	$487,006	$(474)	$(548,897)	$(62,360)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2022	127,761	$128	$433,990	$(1,862)	$(527,185)	$(94,929)
Reverse recapitalization	(103,900)	(126)	126	—	—	—
Balance as of December 31, 2022(1)	23,861	2	434,116	(1,862)	(527,185)	(94,929)
Issuance of common stock upon exercise of stock options(1)	5	—	1	—	—	1
Stock-based compensation(1)	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	674	—	674
Net loss	—	—	—	—	(1,393)	(1,393)
Balance as of March 31, 2023(1)	23,866	$2	$434,119	$(1,188)	$(528,578)	$(95,645)

(1)	Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$757	$(1,393)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	206	225
Operating lease right-of-use amortization	176	168
Finance lease right-of-use amortization	—	4
Stock-based compensation	1,223	2
Provision for credit losses	247	—
Gain on extinguishment of liability	(14,636)	—
Change in valuation of convertible promissory notes	1,203	(549)
Change in valuation of warrant liabilities	4,626	—
Changes in operating assets and liabilities:
Accounts receivable	(501)	2,144
Inventory	(298)	(651)
Contract assets	(874)	(1,769)
Prepaid expenses and other current assets	(2,292)	102
Other assets	24	35
Accounts payable	(2,713)	133
Contract liabilities	(13)	(650)
Accrued and other current liabilities	(1,067)	1,048
Net defined benefit liabilities	109	186
Income tax payable	(83)	—
Lease liabilities	(177)	(170)
Other liabilities	(330)	(345)
Net cash used in operating activities	(14,413)	(1,480)

Investing activities:
Purchases of property and equipment	—	(118)
Net cash used in investing activities	—	(118)

Financing activities:
Proceeds from exercise of stock options	—	1
Proceeds from bank borrowings	—	582
Proceeds from issuance of convertible promissory notes	16,290	—
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	17,238	—
Repayment of bank borrowings	(3,254)	(31)
Net cash provided by financing activities	30,274	552
Effect of exchange rate changes on cash and cash equivalents	3	(52)
Net increase (decrease) in cash and cash equivalents	15,864	(1,098)
Cash and cash equivalents at beginning of year	258	1,398
Cash and cash equivalents cash at end of year	$16,122	$300
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,183	$368
Cash paid for income taxes	$3	$3
Cash paid for amounts included in the measurement of operating leases	$192	$195
Issuance of common stock from conversion of convertible promissory notes and accrued interest	$41,209	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Liquidity

Description of Business

GCT Semiconductor Holdings, Inc. (formerly known as Concord Acquisition Corp III) and its wholly owned subsidiaries (collectively “GCT”, or the “Company”) is headquartered in San Jose, California with international offices in Korea, China, Taiwan, and Japan. The Company is a fabless semiconductor company that specializes in the design, manufacturing and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers and modems, which are essential for a wide variety of industrial, B2B and consumer applications.

On March 26, 2024 (the “Closing Date” or “Closing”), Concord Acquisition Corp III (“Concord III”), a Delaware corporation, consummated a series of transactions that resulted in the combination of Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III (“Merger Sub”), and GCT Semiconductor, Inc. (hereinafter referred to as “Legacy GCT”), pursuant to a Business Combination Agreement, dated November 2, 2023 (as amended, the “Business Combination Agreement”), by and among Concord III, Merger Sub and Legacy GCT. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy GCT, with Legacy GCT surviving the merger as a wholly-owned subsidiary of Concord III (the “Business Combination”). On the Closing Date, Concord III changed its name from Concord III to “GCT Semiconductor Holding, Inc.”

The Business Combination was accounted for as a reverse recapitalization with Legacy GCT being the accounting acquirer and Concord III as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy GCT. Pursuant to the Business Combination Agreement, the shares and net loss per common share prior to the Closing have been retroactively restated as shares reflecting the exchange ratio established in the Closing of approximately 0.1868.

Prior to the Business Combination, Concord III’s public shares, and public redeemable warrants, were listed on the New York Stock Exchange (“NYSE”) under the symbols “CNDB.U,” “CNDB” and “CNDB.WS,” respectively. On March 27, 2024, the Company’s common stock and public warrants began trading on the NYSE, under the symbols “GCTS” and “GCTSW,” respectively. See Note 3 for additional information. In connection with the Closing, Concord III’s Class A common stock and Class B common stock were recapitalized into a single class of common stock.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Prior to March 31, 2024, the Company has incurred operating losses and negative cash flows from operating and had an accumulated deficit of $548.9 million as of March 31, 2024. The Company’s existing sources of liquidity as of March 31, 2024 include cash and cash equivalents of $16.1 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt.

The Company received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing (as defined in Note 3), net of transaction costs. The Company believes the proceeds received in connection with the Business Combination and other capital resources available to the Company, including sales of products and services and the Purchase Agreement (as defined in Note 17), will be sufficient to fund the Company’s operations for at 12 months after the filing date of this Quarterly Report on Form 10-Q. Over the longer term, the Company will need to raise additional capital through debt or equity financing to fund future operations until it generates positive cash flows from profitable operations. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company, or at all.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2.Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Form 8-K filed with the SEC on April 1, 2024. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial information. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of revenues and expenses. These judgments, estimates and assumptions are used for but not limited to revenue recognition, provision for credit losses, inventory obsolescence, recoverability of long-lived assets, certain accrued expenses, stock-based compensation, determination of fair value of the Company’s convertible promissory notes, common stock (prior to the reverse recapitalization), warrant labilities and stock options, and deferred income taxes including related valuation allowances. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments held by the Company, such as cash equivalents, accounts receivable, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible promissory notes represents their fair value. The carrying amounts of the Company’s bank borrowings and lease liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates available to the Company.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2

Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s Level 3 financial instruments consist of convertible promissory notes and warrant liabilities. These financial instruments were valued using valuation techniques that are considered to be a Level 3 fair value measurement.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: new product development, including market receptivity, the ability to satisfy obligations under development agreements with major partners, litigation or claims against the Company based on intellectual property, patent, product regulation or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees and ultimately to sustain profitable operations.

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new products, new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in condensed consolidated operating results due to the factors mentioned above or other factors.

The Company’s revenue may be impacted by its ability to obtain adequate wafer supplies from foundries and back-end production capacity from the Company’s test and assembly subcontractors. The foundries with which the Company currently has arrangements may not be willing or able to satisfy all of the Company’s manufacturing requirements on a timely basis and/or at favorable prices. The Company is also subject to the risks of service disruptions, raw material shortages and price increases by its foundries. Such disruptions, shortages and price increases could harm the Company’s consolidated operating results.

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectability of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The Company determined that provisions for credit losses of approximately $1.9 million and $1.6 million were necessary as of March 31, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to the concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily with one financial institution located in the United States and another financial institution located in Korea where amounts deposited may exceed Federal Deposit Insurance Corporation or Korea Deposit Insurance Corporation limits.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, Korea, Japan and Taiwan. The Company performs ongoing credit evaluations of its customers’ and distributors’ financial condition and generally does not require collateral from its customers.

The Company’s net revenue and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments with these customers. Four customers accounted for approximately 28 percent, 19 percent, 18 percent and 13 percent of the Company’s gross accounts receivable as of March 31, 2024. Four customers accounted for approximately 27 percent, 19 percent, 14 percent and 10 percent of the Company’s gross accounts receivable as of December 31, 2023. Two customers accounted for approximately 61 percent and 24 percent of the Company’s total net revenues for the three months ended March 31, 2024. Four customers accounted for approximately 28 percent, 28 percent, 25 percent, and 10 percent of the Company’s total net revenues for the three months ended March 31, 2023.

Management closely monitors the creditworthiness and performance of these key customers and has established credit limits and terms to mitigate potential credit risks. The Company also continues to diversify its customer base and explore opportunities to reduce its reliance on a few major customers.

Foreign Currency

Financial statements of foreign subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at the end-of-period exchange rates or at historical exchange rates for purposes of consolidation. Revenues and expenses are translated using average exchange rates during the period. Translation adjustments are included in accumulated other comprehensive loss within stockholders’ deficit. Gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other income, net in the condensed consolidated statements of operations. The Company recognized $1.1 million and $0.7 million foreign currency exchange gains for the three months ended March 31, 2024 and 2023, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes. Under the fair value option, the convertible promissory notes must be recorded at their initial fair value on the date of issuance, any modification, and at the end of each reporting period end date thereafter. Changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in other income, net in the condensed consolidated statements of operations.

Contracts in Equity

The Company classifies contracts in equity, including warrants to purchase shares of the Company’s common stock, that do not meet the indexation guidance as liabilities. At the end of each reporting period, such liability classified instruments are remeasured and changes in fair value during the reporting period are recognized within the condensed consolidated statements of operations until the earlier of the exercise, settlement, or expiration.

The Company classifies contracts in equity, including the Legacy GCT Earnouts and Sponsor Earnouts (discussed in Note 3), that meet the indexation and equity classification guidance as a component of stockholders’ deficit and are not subject to fair value remeasurements.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024, and noted no material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. The ASU requires an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted this guidance effective January 1, 2024, and noted no material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the equity security and cannot be recognized as a separate unit of account. The ASU also requires the investor to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). The ASU is effective for annual and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the adoption of ASU 2022-03 will have on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the adoption of ASU 2023-07 will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect the adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

3.Reverse Recapitalization

In connection with the Business Combination described in Note 1, Concord III completed the acquisition of Legacy GCT and acquired 100% of Legacy GCT’s common stock. Legacy GCT received net proceeds of $17.1 million from the PIPE Financing (as defined below). Concord III incurred total direct transaction costs of $13.1 million, which were expensed by Concord III, and of which $0.9 million related to the PIPE Financing. Legacy GCT incurred transaction costs of $8.9 million, consisting of legal, accounting, and other professional fees, which were recorded as additional paid-in capital. Each share of Legacy GCT capital stock received a deemed value of $10.00 per share after giving effect to the applicable exchange ratio of 0.1868. Upon Closing of the Business Combination, the following occurred:

●	Each share of Legacy GCT common stock issued and outstanding prior to the Closing was cancelled and converted into the right to receive a number of shares of the Company common stock at the exchange ratio of 0.1868.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

●	Each outstanding instrument of Legacy GCT stock options, restricted stock units (“RSUs”) and warrant shares were converted into equivalent Company stock options, RSUs and warrant shares with the same terms and conditions and at the exchange ratio of 0.1868.
●	Certain GCT convertible promissory notes, including the CVT Financing (see Note 7), were automatically converted into the right to receive a number of shares of the Company common stock at the conversion price of $6.67 per share (see Note 7).

The number of shares of common stock issued and outstanding immediately following consummation of the Business Combination was (in thousands):

Shares
Common stock of Concord III outstanding prior to the Business Combination	3,941
Less: redemption of Concord III’s common stock	(3,766)
Sponsor earnout common stock outstanding prior to the Business Combination	8,625
Common stock of Concord III issued and outstanding	8,800
Common stock issued in PIPE Financing	4,530
Legacy GCT common stock	32,503
Total common stock issued and outstanding	45,833

The Business Combination was accounted for as a reverse recapitalization under U.S. GAAP because Legacy GCT was determined to be the accounting acquirer under the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under this method of accounting, Concord III was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the consolidated financial statements of the Company represent a continuation of the consolidated financial statements of Legacy GCT, with the Business Combination treated as the equivalent of Legacy GCT issuing stock for the net assets of Concord III, accompanied by a recapitalization. The net assets of Concord III were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy GCT.

Legacy GCT was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Legacy GCT stockholders comprise a relative majority of the voting power of GCT;
●	Legacy GCT stockholders have the ability to nominate a majority of the members of the board of directors of GCT;
●	Legacy GCT’s operations prior to the Business Combination will comprise the only ongoing operations of GCT;
●	Legacy GCT’s senior management comprises the senior management of GCT;
●	GCT substantially assuming the Legacy GCT name;
●	Legacy GCT’s headquarters will become GCT’s headquarters; and
●	Concord III did not meet the definition of a business.

PIPE Financing

Concurrent with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors had committed to purchase in a private placement an aggregate of 4,529,967 shares of Company’s Common Stock (the “PIPE Shares”) at a purchase price of $6.67 per share for an aggregate purchase price of $30.2 million (the “PIPE Financing”). The purchase of the PIPE Shares was conditioned upon the consummation of the Business Combination. The PIPE Financing was consummated immediately prior to the Closing. The Company received net proceeds of $17.1 million from the PIPE Financing.

Private Placement Warrants and Public Warrants

In November 2021, Concord III issued warrants to purchase shares of Concord III’s common stock that were assumed by the Company at the Closing of the Business Combination on the same terms and conditions: (i) 9,400,000 warrant shares that were issued in a private placement and held by the sponsor and another company (the “private placement warrants”) and (ii) 17,250,000 warrant shares that were issued in connection with the initial public offering of Concord III (the “public warrants”). Collectively these warrant shares are referred to as “private and public warrants” and included settlement provisions that precluded equity classification.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The private placement warrants were reallocated at the Closing of the Business Combination as follows: (i) 4,492,650 warrants were vested and retained by the sponsor parties, (ii) 2,087,350 warrants were reallocated from the sponsor parties to certain recipients at Legacy GCT’s discretion to incentivize investment, and (iii) 2,820,000 were forfeited by the sponsor parties.

The Company has historically accounted for the private and public warrants as liability-classified financial instruments. This conclusion is based on the applicable provisions of the private and public warrants, including their settlement terms upon a change in control or similar transactions that precluded equity classification. After the Closing, the private and public warrants remained liability-classified as the applicable provisions did not change and apply to future operations of the Company.

Legacy GCT Earnout Shares

At the Closing of the Business Combination, former Legacy GCT stockholders and other investors of Legacy GCT have the right to receive up to an aggregate of 20,000,000 shares of Company common stock (“Earnout Shares”), if at any time during the period starting 60 trading days following the Closing and expiring on the 5th anniversary of the Closing Date: (i) with respect to 6,666,667 of the Earnout Shares, the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a period of 30 consecutive trading days, (ii) with respect to 6,666,666 of the Earnout Shares, the VWAP of the Company’s common stock equals or exceeds $15.00 per share for any 20 trading days within a period of 30 consecutive trading days, and (iii) with respect to 6,666,667 of the Earnout Shares, the VWAP of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within a period of 30 consecutive trading days.

In the event of a future transaction that results in a change in control in which shares of Company common stock are converted into the right to receive cash or other consideration having a value equal to or in excess of a triggering event, then the Legacy GCT Earnout Shares subject to the applicable triggering event that have not been previously issued will be issued to the Legacy GCT stockholders effective as of immediately prior to the consummation of such transaction. In the event of a transaction that results in a change in control in which shares of Company common stock are converted into the right to receive cash or other consideration having a value less than a triggering event, then the Earnout Shares subject to the applicable triggering event that have not been previously issued will be forfeited.

The Legacy GCT Earnout shares have been recognized at fair value of approximately $108.8 million upon the Closing and classified within stockholders’ deficit as the Legacy GCT Earnout shares are indexed to the common stock and are otherwise not precluded from equity classification based on their settlement provisions. The fair value of the Legacy GCT Earnout Shares was determined based on a valuation using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free rate, and volatility. Due to the fact that the Business Combination is accounted for as a reverse recapitalization, the Legacy GCT Earnout shares are treated as a deemed dividend. Due to the fact that the Company does not have any retained earnings, the Company recorded the corresponding entries to additional paid-in capital and therefore have a net nil impact on stockholders’ deficit during the period ended March 31, 2024. In future reporting periods, the Company will monitor that the Legacy GCT Earnout shares meet the equity classification criteria until expiration or settlement.

Sponsor Earnout Shares

Concurrently with entering into the Business Combination Agreement, the sponsor parties and the Company entered into that certain sponsor support agreement, as amended, modified or supplemented (the “Sponsor Support Agreement”). Pursuant to the terms of the Sponsor Support Agreement, the sponsor parties have the right to receive an aggregate of 1,920,375 shares of the Company common stock multiplied by the Sponsor Earnout Ratio (as defined in the Sponsor Support Agreement) (“Sponsor Earnout Shares”), if at any time during the period starting 6 months following the Closing and expiring on the 5th anniversary of the Closing Date: (i) with respect to one-third of the Sponsor Earnout Shares, the VWAP of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a period of 30 consecutive trading days, (ii) with respect to one-third of the Sponsor Earnout Shares, the VWAP of the Company’s common stock equals or exceeds $15.00 per share for any 20 trading days within a period of 30 consecutive trading days, and (iii) with respect to one-third of the Sponsor Earnout Shares, the VWAP of the Company’s common stock equals or exceeds $17.50 per share for any 20 trading days within a period of 30 consecutive trading days. Notwithstanding the foregoing, in no event shall the number of Sponsor Earnout Shares be less than 570,796.

The Sponsor Earnout Shares have been recognized at fair value of approximately $10.4 million upon the Closing and classified within stockholders’ deficit as the Sponsor Earnout Shares are indexed to the common stock and are otherwise not precluded from equity

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

classification based on their settlement provisions. The fair value of the Sponsor Earnout Shares was determined based on a valuation using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free rate, and volatility. Since the Business Combination is accounted for as a reverse recapitalization, the issuance of the Sponsor Earnout Shares are treated as a deemed dividend. Since the Company does not have retained earnings, the issuance of the Sponsor Earnout Shares at the Closing is recorded within additional paid-in capital and has a net nil impact on stockholders’ deficit during the period ended March 31, 2024. In future reporting periods, the Company will monitor that the Sponsor Earnout shares meet the equity classification criteria until expiration or settlement.

4.Disaggregation of Revenue

Disaggregation of revenues from contracts with customers is as follows (in thousands):

	Three Months Ended March 31, 2024
	Product Revenues	Service Revenues	Total
Timing of revenue recognition
At a point in time	$2,378	$—	$2,378
Over time	—	887	887
Total	$2,378	$887	$3,265

	Three Months Ended March 31, 2023
	Product Revenues	Service Revenues	Total
Timing of revenue recognition
At a point in time	$599	$—	$599
Over time	—	2,463	2,463
Total	$599	$2,463	$3,062

Net revenues categorized by customer location are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Korea	$2,000	$—
Germany	796	—
United States	389	1,968
China	80	1,094
Total	$3,265	$3,062

Contract Assets and Liabilities

Details of contract assets and liabilities is as follows (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$4,313	$3,439
Assets recognized for costs incurred to fulfill a contract (*)	13	12
Contract liabilities	35	48
(*)	The balances are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Net revenues recognized in relation to contract liabilities are as follows as of the periods indicated (in thousands):

	March 31, 2024	March 31, 2023
Net revenues recognized that were included in the contract liabilities balance at the beginning of the period	$12	$650

5.Fair Value of Measurements

Fair value hierarchy classifications of the financial instruments that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Convertible promissory notes	$—	$—	$10,317	$10,317
Warrant liabilities	—	—	10,584	10,584

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Convertible promissory notes	$—	$—	$34,033	$34,033

Valuation techniques and the inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	March 31, 2024	December 31, 2023
Convertible promissory notes, current	Discounted Cash Flow Model (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	$5,645
	PWERM (“Probability-Weighted Expected Return Method”)	Scenario of initial public offering (“IPO”) and merger & acquisition (“M&A”)		$27,794
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	4,672
	PWERM	Scenario of initial public offering (“IPO”) and merger & acquisition (“M&A”)		6,239
Warrant liabilities – private and public warrants	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	9,150	—
Warrant liabilities - other			1,434	—

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2024, the key inputs for the convertible promissory notes, current using the DCF were as follows: remaining term of 0.25 years and a discount rate of 10.2%. As of March 31, 2024, the key inputs for the convertible promissory notes, net of current using the BLM were as follows: stock price of $6.58, volatility of 32.2%, remaining term of 1.9 years, risk-free rate of 4.6%, and credit spread of 5.0%.

As of March 31, 2024, the key inputs for the private placement warrants using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 5 years, volatility range of 19.4% and a risk-free rate of 4.2%. As of March 31, 2024, the key inputs for the public warrants using the BLM were as follows: exercise price of $11.50 per share and term to expiration of 5.0 years. As of March 31, 2024, the key inputs for the warrant liabilities – other using the BSM were as follows: an exercise price of $5.00 per share, or $10.00 per share or $18.75 per share, term to expiration ranging from 0.4 years to 2.6 years, volatility ranging from 29.5% to 32.7%, and a risk-free rate ranging from 4.4% to 5.4%.

As of December 31, 2023, the PWERM was used as Legacy GCT was a private company. After the Closing, and as of March 31, 2024, the valuation techniques used reflect that the Business Combination was consummated.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Three Months Ended March 31,
	2024	2023
Convertible promissory notes fair value - beginning of period	$34,033	$31,166
Change in fair value of convertible promissory notes	1,203	(549)
Conversion of convertible promissory notes	(41,209)	—
Borrowing of convertible promissory notes	16,290	—
Convertible promissory notes fair value - end of period	$10,317	$30,617

	Three Months Ended March 31,
	2024	2023
Warrant Liabilities Fair value - beginning of period	$—	$—
Private and public warrants assumed at Closing	5,958	—
Change in fair value of warrant liabilities	4,626	—
Warrant Liabilities Fair value - end of period	$10,584	$—

The gains and losses from fair value re-measurement of Level 3 financial liabilities are recorded as other income, net in the condensed consolidated statements of operations.

6.Balance Sheet Components

Inventory

Inventories consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$414	$448
Work-in-process	498	601
Finished goods	872	437
Total inventory	$1,784	$1,486

There were no write-downs of inventory into cost of net revenues for the three months ended March 31, 2024 and 2023.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$3,345	$433
Prepaid inventory	1,429	279
Lease deposit	413	434
Other receivables and current assets	279	117
IPO expenses	—	1,643
Prepaid expenses and other current assets	$5,466	$2,906

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related expenses	$9,830	$9,880
Accrued payables	7,853	6,319
Other taxes payable	3,399	158
Current portion of interest payable	3,395	6,915
Professional fees	444	499
Royalty and license fee	60	58
Product warranty	64	55
Other	107	72
Accrued and other current liabilities	$25,152	$23,956

7.Debt

The Company’s outstanding debt was as follows (in thousands):

	March 31,		December 31,
	2024		2023
	Principal	Fair Value	Principal	Fair Value
Convertible promissory notes:
Historical convertible promissory notes	$5,630	$5,645	$35,347	$34,033
2023 & 2024 convertible promissory notes	5,000	4,672	—	—
Borrowings:
KEB Hana Bank	6,682	6,682	6,980	6,980
IBK Industrial Bank	6,831	6,831	7,135	7,135
Note payable (one individual investor)	1,000	1,000	1,000	1,000
M-Venture Investment, Inc.	7,425	7,425	7,756	7,756
Anapass, Inc, related party	9,653	9,653	10,082	10,082
i Best Investment Co., Ltd	7,425	7,425	10,082	10,082
Kyeongho Lee, related party	824	824	1,474	1,474
Total debt	$50,470	50,157	$79,856	78,542
Less: current portion		(45,485)		(72,303)
Debt, net of current portion		$4,672		$6,239

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company elected the fair value option for the 2023 & 2024 convertible promissory notes and the historical convertible promissory notes (see Note 5). The Company’s other borrowings approximate their fair value because interest rates are at prevailing market rates and/or the short-term nature of the remaining obligations. See Note 14 for additional information on related parties.

Expected future minimum principal payments under the Company’s total debt is as follows as of March 31, 2024 (in thousands):

	Convertible
	Notes
Years	Payable	Borrowing	Total
2024, remainder	$5,630	$39,840	$45,470
2025	—	—	—
2026	5,000	—	5,000
Total debt	$10,630	$39,840	$50,470

Convertible Promissory Notes

Historical Convertible Promissory Notes

Between 2017 and 2022, the Company issued convertible promissory notes to various investors with maturity dates ranging from October 2020 to April 2025. The annual interest rates varied between 4.0% and 7.0%. In November 2023, the Company entered into an amendment with certain convertible promissory noteholders to modify the conversion terms such that these notes were automatically convertible upon a special purpose acquisition company (“SPAC”) transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $32.1 million converted into 4,258,223 shares of common stock at a conversion price of $10.00. As of March 31, 2024, the remaining principal and interest amount of $7.9 million was outstanding and related to two noteholders where conversion is at each noteholder’s discretion and at a conversion price of $3.50 per share. In April 2024, the Company repaid one of the convertible promissory notes (see Note 17).

2023 & 2024 Convertible Promissory Notes

In November 2023, February 2024 and March 2024, the Company issued convertible promissory notes to certain investors (the “CVT Investors”), pursuant to which the CVT Investors agreed to lend to the Company an aggregate principal amount of $13.3 million. These notes had maturity dates ranging from November 2026 to March 2027, bore an interest rate of 5.0% and were automatically convertible upon IPO or SPAC transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $13.4 million converted into 2,004,535 shares of common stock at a conversion price of $6.67. As of March 31, 2024, none of the notes issued to CVT Investors remain outstanding.

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of March 31, 2024, the remaining principal and interest amount of $5.0 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank pursuant to which it borrowed KRW 9.0 billion ($6.7 million), bearing a variable interest rate (2.6% initial annual interest rate and 5.2% as of March 31, 2024), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date is July 2024. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Bank to secure the Company’s obligations under this loan (see Note 8). As of March 31, 2024, the remaining principal and interest amount of $6.7 million was outstanding.

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan has a maturity date in November 2024 and bears an annual interest rate of 4.9%. As of March 31, 2024, the remaining principal and interest amount of $6.8 million was outstanding.

Note Payable (One Individual Investor)

In June 2021, the Company entered into a note payable agreement with an individual investor pursuant to which the Company borrowed $1.0 million. The note has a maturity date in June 2024 and bears an annual interest rate of 4.0%. In April 2022, the Company entered into an amendment with this one individual investor to remove the conversion right from the note payable. As of March 31, 2024, the remaining principal and interest amount of $1.1 million was outstanding.

M-Venture Investment, Inc.

In October 2021, the Company entered into a term loan and security agreement with M-Venture Investment, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.7 million) and repaid KRW 0.6 billion ($0.4 million) and KRW 0.4 billion ($0.3 million) in 2021 and 2022, respectively, such that KRW 4.0 billion ($3.0 million) remained outstanding. The term loan has a maturity date in October 2024 and bears an annual interest rate of 6.5%. As of March 31, 2024, the remaining principal and interest amount of $3.1 million was outstanding.

In April 2022, the Company entered into a term loan and security agreement with M-Venture Investment, Inc. pursuant to which the Company borrowed amounts in two draws of KRW 1.0 billion ($0.7 million) and KRW 5.0 billon ($3.7 million), respectively. The term loan has a maturity date in April 2024 and each respective draw bears an annual interest rate of 6.5% and 8.7%. As of March 31, 2024, the remaining principal and interest amount of $4.8 million was outstanding.

In April 2024, the Company executed amendments with M-Venture Investment, Inc. (see Note 17).

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest only payments are due monthly at 5.5% per annum and the principal amount of the term loan is due on the maturity date of July 2024. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 8). As of March 31, 2024, the remaining principal and interest amount of $4.5 million was outstanding.

In May and September 2022, the Company entered into two term loan agreements with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million) and KRW 4.0 billion ($3.0 million) in term loans. The term loans have respective maturity dates in May 2024 and September 2024 and both bear an annual interest rate of 5.5%. As of March 31, 2024, the remaining principal and interest amount of $5.2 million was outstanding.

i Best Investment Co., Ltd

From 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans have a maturity date in June 2024 and bear an annual interest rate of 6.5%. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company made a $2.3 million repayment of the outstanding principal and interest amount of its fourth draw. As of March 31, 2024, the remaining principal and interest amounts outstanding were as follows: $3.3 million outstanding on its first draw, $1.6 million outstanding on its third draw, $2.3 million outstanding on its fifth draw and $0.8 million on its sixth draw.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Kyeongho Lee, Related Party

From 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million), and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. During the three months ended March 31, 2024, the Company repaid in full one of the term loans. The term loan has a maturity date in May 2024 and bears an annual interest rate of 0.0%. As of March 31, 2024, the remaining principal and interest amount of $0.7 million and $82,000 was outstanding as it related to the promissory notes and a term loan, respectively.

8.Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of March 31, 2024.

Third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, consolidated operating results, cash flows, and financial position.

Purchase Commitment

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancelable. Otherwise, these production agreements are cancellable at any time with the Company required to pay all costs incurred through the cancellation date. However, the Company has rarely cancelled these agreements once production has started. As of March 31, 2024, the Company had no outstanding noncancelable purchase commitments for these production agreements.

In July 2020, the Company entered into a research and development agreement with Samsung Electronics Co., Ltd (“Samsung”). According to the agreement, the Company would design 5G chip products and Samsung would provide development and intellectual property support, mass production set up support including mask sets for manufacturing and engineering sample chip supply to the Company for a specific product. The total fee amount for the research and development (“R&D”) services pursuant to the agreement was $21.1 million. The Company bore the risk of R&D failure and was obligated to pay the $21.1 million total fee based on milestones defined in the agreement, of which $11.7 million was due based on development milestones and $9.4 million of additional NRE (“non-recurring engineering”) was to be paid within a maximum of 4 years after the planned product first shipment date. The Company recognized R&D expenses based on an estimate of the percentage completion of services provided by Samsung during the respective financial reporting period. In the first quarter 2024, Samsung agreed to unconditionally release the Company from payment for work Samsung had completed to date because it had not met certain of the development milestones and due to a change in Samsung’s business strategy. As a result, the Company recognized a gain of $14.6 million upon such unconditional release of its liability to Samsung. During the period ended March 31, 2024, the parties mutually agreed that the agreement had expired and there were no remaining obligations of either party under the agreement.

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement related to 5G chip development for a total fee of $7.6 million. The Company bears the risk of R&D failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three months ended March 31, 2024, the Company recorded $3.5 million in R&D expenses related to services provided by Alpha. The aggregate unpaid amount related to this agreement is $5.0 million as of March 31, 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 14), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.7 million, $6.8 million and $9.7 million, respectively, as of March 31, 2024, and $7.0 million, $7.1 million and $10.1 million, respectively, as of December 31, 2023 (see Note 7).

The following table includes a summary of the collateral provided to Anapass, Inc. (in thousands):

	March 31,	December 31,	Secured
	2024	2023	Creditor
Cash and cash equivalents	$16,122	$254
Accounts receivable	5,118	4,920
Inventory	1,784	1,486	Anapass, Inc.
Property and equipment	1,988	352
Intangible assets and others	187	199

9.Common Stock

In connection with the Closing of the Business Combination, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock.

The Company has reserved shares of common stock for issuance as follows (in thousands):

	March 31	December 31
	2024	2023
Warrants	26,724	2,894
Shares available for future grant from 2024 plan	3,983	—
Convertible promissory notes	800	1,835
Options issued and outstanding	668	668
Shares available for future grant from 2024 ESPP	600	—
RSUs outstanding	392	392
Shares available for future grant from 2011 plan	—	113
Total	33,167	5,902

10.Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	March 31, 2024	Exercise Price	Expiration
August 2021	299	$ 10.00 - $18.75	(1)
September 2021	300	$ 5.00	(1)
February 2023 - June 2023	2,115	$ 10.00 - $18.75	(1)
July 2023	80	$ 10.00	(1)
October 2023	100	$ 10.00	(1)
Private and public warrants	23,830	$ 11.50	March 26, 2029
Total	26,724
(1)	Within 3 years from the date of issuance.

See Note 3 with respect to further details on the private and public warrants and Note 5 with respect to valuation techniques and assumptions because the warrants are all liability-classified and subject to fair value measurement each reporting period.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11.Stock-Based Compensation

2011 Incentive Compensation Plan

Legacy GCT’s 2011 Incentive Compensation Plan (the “2011 Plan”) permitted the grant of options, stock awards, and RSUs. In connection with the Closing of the Business Combination, the 2011 Plan was terminated, the remaining unallocated shares reserved under the 2011 Plan were cancelled and no new awards will be granted under the 2011 Plan.

Each award of Legacy GCT stock options and RSUs were converted into equivalent Company stock options and RSUs with the same terms and conditions under the plan described below.

2024 Incentive Compensation Plan

In connection with the Closing of the Business Combination, the Company adopted the 2024 Incentive Compensation Plan (the “2024 Plan”) under which 3,983,334 shares of common stock were initially reserved for issuance, subject to approval by the Company’s boards of directors. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units, dividend equivalent right, cash awards and other awards to employees, non-employee directors, non-employee members of the board of directors, or consultants or independent advisors.

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

			Weighted
			Average
	Number of	Weighted-	Remaining
	Options	Average	Contractual Life	Aggregated
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
Balance as of December 31, 2023	3,579	$0.02	5.5	$4,405
Reverse recapitalization	(2,911)	0.09	—	—
Balance as of December 31, 2023(1)	668	$0.11	5.5	4,405
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Balance as of March 31, 2024	668	0.11	5.3	5,543
Vested as of March 31, 2024	667	$0.11	5.3	5,532
Exercisable as of March 31, 2024	634	$0.11	5.1	5,256
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

There were no options granted during the three months ended March 31, 2024 and 2023. As of March 31, 2024, unrecognized compensation cost related to stock options was nominal.

Founder Awards to Board of Directors

In 2021, an aggregate of 90,000 founder shares of common stock were transferred to three members of Concord III’s board of directors. The shares contained both a performance condition based upon a liquidity event and a service vesting condition. As the liquidity and services conditions were met upon the Closing of the Business Combination, the Company recognized $0.9 million of stock-based compensation during the three months ended March 31, 2024.

Restricted Stock Units

In December 2023, various employees and directors of Legacy GCT were granted RSUs that contain both a performance condition based upon a liquidity event and a service vesting condition such that the RSUs vest in four equal annual installments from the grant

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

date. Any unvested RSUs are forfeited upon separation from the Company. The liquidity condition was met upon the Closing of the Business Combination and the Company recognized $0.3 million of stock-based compensation.

RSUs outstanding under the 2024 Plan were as follows (in thousands, except per share amounts):

		Weighted
	Number of RSUs	Average Grant
	Outstanding	Date Fair Value
Balance as of December 31, 2023	2,100	$1.15
Reverse recapitalization	(1,708)	5.01
Balances as of December 31, 2023(1)	392	$6.16
Granted	—	—
Vested	—	—
Cancelled	—	—
Balance as of March 31, 2024	392	$6.16
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

As of March 31, 2024, there was $2.1 million of unrecognized compensation cost related to RSUs, which is expected to be recognized on a straight-line basis over a weighted average period of 3.7 years.

12.Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $59,000 and $50,000, respectively. The effective tax rate is 7.2% and 3.7% for the three months ended March 31, 2024 and 2023, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2024, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

As of March 31, 2024 the Company had unrecognized tax benefits of $3.1 million of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of March 31, 2024 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of March 31, 2024.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

Currently the Company is not under examination by any taxing authority.

13.Employee Benefit Plans

Under Korean law, the Company is required to make severance payments to Korean employees leaving its employment. The Company’s severance pay liability to its Korean employees, which is a function of the salary of each employee’s years of employment and severance factor, is reflected in the accompanying condensed consolidated balance sheets as the net defined benefit liabilities on an accrual basis.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The net liability for severance payments as of (in thousands):

	March 31, 2024	December 31, 2023
Liability for severance payments, beginning	$7,764	$7,997
Deposit	(276)	(308)
Liability for severance payments, ending	$7,488	$7,689

14.Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows as of (in thousands):

	March 31, 2024		December 31, 2023
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$9,653	$824	$10,082	$1,474
Other current liabilities	106	87	212	182

For each of the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million of interest expense with Anapass, Inc. in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded $22,000 and $26,000, respectively, of interest expense with Kyeongho Lee in the condensed consolidated statements of operations.

15.Segments and Information

The Company operates in one segment. Revenue information by geographic region is presented in Note 4 to these condensed consolidated financial statements. Long-lived assets by geographic region were as follows as of (in thousands):

	March 31, 2024	December 31, 2023
South Korea	$1,170	$1,363
United States	817	930
Total long-lived assets	$1,987	$2,293

16.Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss), basic and diluted	$757	$(1,393)
Denominator:
Weighted-average common shares outstanding, basic	25,468	23,862
Add: effect of dilutive securities	789	—
Weighted-average common shares outstanding, diluted	26,257	23,862
Net income (loss) per share, basic and diluted
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods indicated because including them would have been antidilutive (in thousands):

	March 31,
	2024	2023
Warrants	26,724	995
Convertible promissory notes	5,543	1,809
Options	—	885
Total	32,267	3,689

17.Subsequent Events

Purchase Agreement and Registration Rights Agreement

In April 2024, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, from time to time, up to $50.0 million in aggregate gross purchase price of shares of the Company’s common stock, subject to certain limitations contained in the Purchase Agreement, during the term of 24 months. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 to register the resale of shares of common stock that are sold to B. Riley Principal Capital II under the Purchase Agreement. Sales of common stock by the Company to B. Riley Principal Capital II pursuant to the Purchase Agreement, and the timing of any such sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Purchase Agreement.

M-Venture Investment, Inc.

In April 2024, the Company executed an amendment with M-Venture Investment, Inc. for the KRW 4.0 billion ($3.0 million) term loan outstanding, pursuant to which the Company repaid KRW 2.0 billion ($1.5 million) in April 2024 and extended the maturity date from October 2024 to May 2024 (see Note 7).

In April 2024, the Company executed an amendment with M-Venture Investment, Inc. for the KRW 6.0 billion ($4.4 million) term loan outstanding, pursuant to which the maturity date for both draws were amended. The maturity date for the principal amount of KRW 1.0 billion ($0.7 million) was extended from April 2024 to June 2024. The maturity date for the principal amount of KRW 5.0 billion ($3.7 million) was extended from April 2024 to July 2024 (see Note 7).

Historical Convertible Promissory Notes

In April 2024, the Company repaid in full a historical convertible promissory note that was issued in 2021 with a principal amount of $0.6 million (see Note 7).

Share Reserve

In May 2024, the board of directors of the Company approved 3,983,334 shares as the maximum number of shares of Common stock that may be issued pursuant to 2024 Plan, and 600,000 shares as reserved share amount of 2024 Employee Stock Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 26, 2024 (the “Closing Date” or “Closing”), GCT Semiconductor, Inc. (“Legacy GCT”) and Concord Acquisition Corp III, a Delaware corporation (“Concord III”), consummated the Merger pursuant to the Business Combination Agreement and Concord III changed its name to GCT Semiconductor Holding, Inc. (“GCT”). As a result, the financial statements of Legacy GCT are now the financial statements of GCT. This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 and related notes appearing elsewhere in this Quarterly Report and Legacy GCT’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and related notes included in our Form 8-K filing with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

This discussion may contain forward-looking statements including, but not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. You should read the sections in this Quarterly Report titled “Risk Factors” and “Special Note of Forward-Looking Statements” of a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated, the terms “GCT,” “the Company,” “we,” “us,” or “our” refer to GCT Semiconductor Holding Inc., a Delaware corporation, together with our consolidated subsidiaries.

Overview

We are a fabless semiconductor company that specialize in the design, manufacturing and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers (“RF”) and modems, which are essential for a wide variety of industrial, B2B and consumer applications. We have successfully developed and supplied communication semiconductor chipsets and modules to leading wireless operators worldwide, as well as to original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) for portable wireless routers (e.g., Mobile Router/MiFi), indoor and outdoor fixed wireless routers (e.g., CPE), industrial M2M applications and smartphones.

We oversee sales, marketing, and accounting operations from our headquarters in San Jose, California. The Company conducts product design, development, and customer support through our wholly owned subsidiaries located in South Korea, one of which serves as our research and development center. In addition, we utilize separate sales offices for local technical support and sales in Taiwan, China, and Japan.

Our current product portfolio includes RF and modem chipsets based on 4th generation (“4G”), known as Long Term Evolution (“LTE”), technology offering a variety of chipsets differentiated by speed and functionality. These include 4G LTE, 4.5G LTE Advanced (twice the speed of LTE), and 4.75G LTE Advanced-Pro (four times the speed of LTE) chipsets. The Company also develops and sells cellular Internet of Things (“IoT”) chipsets for low-speed mobile networks such as eMTC/NB- IOT/Sigfox, and other network protocols.

To date, our operations have been funded by the Business Combination and primarily through the issuance of historical convertible promissory notes, borrowings, and capital stock.

Business Combination

On the Closing Date, Concord III, a Delaware corporation, consummated a series of transactions that resulted in the combination of Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III (“Merger Sub”), and Legacy GCT, pursuant to a Business Combination Agreement, dated November 2, 2023 (the “Business Combination Agreement”), by and among Concord III, Merger Sub and Legacy GCT. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy GCT, with Legacy GCT surviving the merger as a wholly-owned subsidiary of Concord III (the “Business Combination”). On the Closing Date, Concord III changed its name from Concord III to “GCT Semiconductor Holding, Inc.”

The Business Combination was accounted for as a reverse recapitalization, with Legacy GCT being the accounting acquirer and Concord III being the acquired company for financial reporting purposes. As a result, Legacy GCT’s consolidated financial statements for historical periods will be included in GCT’s future periodic reports filed with the SEC.

The Company received $17.2 million cash proceeds from the reverse recapitalization and private investment from public equity financing (“PIPE Financing”), net of transaction costs. Total direct and incremental transaction costs of Concord III and Legacy GCT were $22.0 million and treated as a reduction of the cash proceeds, of which $8.9 million was deducted from additional paid-in capital for underwriting, accounting, legal and other fees, and the remaining balance of $13.1 million was expensed in the period incurred by Concord III.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those in the section titled “Risk Factors” of this Quarterly Report.

Commercial Deployment of 4G LTE and 5G Market

Our business depends upon the continued commercial deployment of 4G and 5G wireless communications equipment, products, and services based on GCT’s technology. Deployment of new networks by wireless carriers requires significant capital expenditures well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than our expectation, this will reduce the sales of its products and could cause OEMs and ODMs to hold excess inventory. This would harm our revenues and our financial results. The worldwide commercial deployment and adoption of the narrow band LTE variants, Cat M and Cat NB, are expected to expand further the markets for Internet of Things devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for Internet of Things devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results.

Development of New Products

The markets in which we and our customers compete or plan to compete are characterized by rapidly changing technologies, industry standards, and technological obsolescence. Our ability to compete successfully depends on our ability to design, develop, market, and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our target markets, such as the 5G wireless communications markets, could harm our competitive position within these markets. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could delay our development of new products, which could result in product obsolescence, decreased revenue, and loss of design wins.

The success of our new products will depend on accurate forecasts of long-term market demand, customer and consumer requirements, and future technological developments, as well as a variety of specific implementation factors, including:

●	accurate prediction of the size and growth of the 4G and 5G markets;
●	accurate prediction of the growth of the Internet of Things markets and the timing of commercial availability of 4G and 5G networks;
●	accurate prediction of changes in device manufacturer requirements, technology, industry standards or consumer expectations, demands, and preferences;
●	timely and efficient completion of product design and transfer to manufacturing, assembly and test, and securing sufficient manufacturing capacity to allow us to continue to timely and efficiently deliver products to our customers;
●	market acceptance, adequate consumer demand, and commercial production of the products in which our mobile and wireless broadband semiconductor solutions are incorporated;
●	the quality, performance, and reliability of the product as compared to competing products and technologies;
●	effective marketing, sales, and service; and
●	the ability to obtain licenses to use third-party technology to support the development of our products.

If we fail to introduce new products that meet the demands of our customers or our target markets, or if we fail to penetrate new markets, our revenue will likely decrease over time, and our financial condition could suffer.

Semiconductor and Communications Industry

The semiconductor industry has historically exhibited a pattern of cyclicality, which at various times has included significant downturns in customer demand. Cyclical downturns can result in substantial declines in semiconductor demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Such downturns result from a variety of market forces, including constant and rapid technological change, quick product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand.

Recently, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. In addition, since the end of 2022, the semiconductor industry has experienced a downturn due to inventory corrections and reduced consumer demands. These downturns have directly impacted GCT’s business, suppliers, distributors, and end customers. While we expect a gradual recovery of the broader semiconductor markets in the remainder of 2024, there is no guarantee that such recovery will occur or that the extent of recovery will be at a pace as initially anticipated.

Because a significant portion of our expenses are fixed in the near term or are incurred in advance of anticipated sales, we may not be able to reduce our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow, and financial condition. In addition, the semiconductor industry has periodically experienced increased demand and production constraints. As a fabless semiconductor company, we rely exclusively on third-party foundries, including certain major semiconductor foundries such as UMC, Alpha and TSMC, for the manufacturing and supplies of its wafers and products. We do not have any formal foundry agreements that guarantee a minimum level of manufacturing capacity. In times of significant increasing demand for capacity, these foundries may experience production shortages and may not allocate sufficient manufacturing capacity to us. If this happens, we may not be able to produce sufficient quantities of our products to meet the increased demand. Any disruption in our supply chain can make it more difficult for us to obtain sufficient wafer, assembly, and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and impact our operating results.

In addition, a shortage of manufacturing capacity can also impact the product development strategies of our major customers, which may, in turn, affect our business operations. For example, in 2022, the supply shortage caused our largest customer to change its priority on product development from 4G to the next generation of 5G products, which resulted in the reduction of 4G activity and a decline in demand for our products. Our business is expected to increase again with this customer after the launch of 5G products and the recovery of 4G business in 2024 as supply and inventory return to a more normal level.

In the past, the wireless communications industry has experienced pronounced downturns, and these cycles may continue in the future. A future decline in global economic conditions could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. Inflation, deflation, and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing, and upgrade wireless networks could be adversely affected, which may lead to many networking equipment providers slowing their research and development activities, canceling, or delaying new product development, reducing their inventories, and taking a cautious approach to acquiring our products, which would have a significant negative impact on our business. If this situation were to occur, it could adversely affect our operating results, cash flow, and financial condition. In the future, any of these trends may also cause our operating results to fluctuate significantly from year to year, which may increase the volatility of our stock price.

Public Company Costs

As a result of the Business Combination, we became the successor to an SEC-registered and NYSE-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance premiums, which are substantial, director fees, and additional internal and external accounting, legal and administrative resources.

Key Components of Results of Operations

Net Revenues

The timing of revenue recognition and the amount of revenue recognized in each case depends on various factors, including the specific terms of each arrangement and the nature of the underlying performance obligations. Our net revenues are comprised of product and service revenues.

Product Revenues

Our product sales are generated from the sale of mobile semiconductor products. Product revenues are recognized at a point in time once control has been transferred to a customer, which is generally at the time of shipment.

Service Revenues

Our service revenues are generated from the sale of mobile semiconductor platform solutions aimed at the 4G LTE and 5G industries, development services and technical advice and maintenance services. Service revenues are generally recognized over time as the customer obtains control of the promised services.

Cost of Net Revenues

Our cost of net revenues consists of product and service costs. The cost of product net revenues consists of direct and indirect costs related to the manufacturing of our products. Direct costs include wafer costs and costs of assembly and testing performed by third-party contract manufacturers. Indirect costs consist of provisions for excess and obsolete inventory, royalties, allocated overhead for employee costs and facility costs, warranty, and the amortization of our production mask sets and certain intangible assets. Shipping and handling costs incurred for inventory purchases related to the units sold and costs of product shipments are also recorded in the cost of net product revenues. Service costs consist of non-recurring engineering costs for service projects.

Operating Expenses

Research and Development Expenses

Our research and development (“R&D”) expenses consist of costs incurred to develop our products and services. These expenses consist of personnel costs, including salaries, employee benefit costs, and stock-based compensation for employees engaged in R&D activities, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering consultants. We expense all R&D costs in the periods in which they are incurred.

Sales and Marketing Expenses

Our sales and marketing (“S&M”) expenses consist of employee-related expenses, including salaries, commissions, employee benefits costs, and stock-based compensation for all employees engaged in marketing, sales, and sales support. S&M expenses also include local and centralized advertising costs and the infrastructure required to support our marketing efforts. We expense S&M costs in the periods in which they are incurred.

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of various components not related to R&D or S&M, such as personnel costs, regulatory fees, promotion expenses, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, insurance expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, audit, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation. As we continue to grow and expand our workforce and operations, and considering the increased costs associated with operating as a public company, we anticipate that our G&A expenses will increase in the foreseeable future.

Gain on Extinguishment of Liability

Gain on extinguishment of liability relates to the release by a vendor due to a contract termination during the period of amounts payable by us for research and development services received in prior years.

Interest Expense

Interest expense primarily consists of interest and amortization of related debt issuance costs related to our borrowings and convertible promissory notes.

Other (Expenses), Income, Net

Other income, net consists of foreign currency gains and losses, changes in fair value of convertible promissory notes, gains and losses associated with the redemption of convertible notes, and other miscellaneous income (expense).

Results of Operations

The following tables set forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results. The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended March 31,
	2024	2023	$ change	% change
Net revenues:
Product	$2,378	$599	$1,779	297%
Service	887	2,463	(1,576)	(64)%
Total net revenues	3,265	3,062	203	7%
Cost of net revenues:
Product	654	978	(324)	(33)%
Service	658	563	95	17%
Total cost of net revenues	1,312	1,541	(229)	(15)%
Gross profit	1,953	1,521	432	28%
Operating expenses:
Research and development	5,521	902	4,619	512%
Sales and marketing	996	836	160	19%
General and administrative	2,836	1,477	1,359	92%
Gain on extinguishment of liability	(14,636)	—	14,636	100%
Total operating expenses	(5,283)	3,215	(8,498)	(264)%
Income (loss) from operations	7,236	(1,694)	8,930	527%
Interest expense	(2,082)	(935)	1,147	123%
Other (expenses) income, net	(4,338)	1,286	(5,624)	(437)%
Income (loss) before provision for income taxes	816	(1,343)	2,159	(161)%
Provision for income taxes	59	50	9	18%
Net income (loss)	$757	$(1,393)	$2,150	(154)%

Net Revenues

Net revenues increased by $0.2 million, or 7%, to $3.3 million for the three months ended March 31, 2024 from $3.1 million for the three months ended March 31, 2023. The increase was primarily due to an increase of $3.1 million in LTE platform sales and service revenue, and were partially offset by a reduction in LTE sales and service revenue due to customers transitioning from 4G to 5G and the conclusion of several large service projects during the three months ended March 31, 2023.

Product sales increased by $1.8 million, or 297%, to $2.4 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. The increase was primarily due to a $2.3 million increase in platform product sales, primarily 4.75G and 5G reference development platforms and boards that began being sold in the second quarter of 2023. This increase was partially offset by a $0.5 million decrease in sales of certain of our products, including 4G and 4.5G units.

The reduction in certain of our product sales in 2024 was primarily due to our largest customer changing its priority on product development from 4G to the next generation 5G products during 2023, which resulted in the reduction of 4G activity and decline for demand during the three months ended March 31, 2024. Our net revenues are expected to increase with this customer after we launch our 5G products.

Service revenues decreased by $1.6 million, or 64%, to $0.9 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023. The decrease was primarily due to a $2.4 million reduction in LTE related service revenues due to several large projects nearing completion. This decrease was partially offset mainly by an increase of service revenues related to platform product sales, primarily 4.75G and 5G reference development platforms and boards that began being sold in the second quarter of 2023.

Cost of Net Revenues

Cost of net revenues decreased by $0.2 million, or 15%, to $1.3 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. These decreases were primarily due to lower sales of LTE units which was partially offset by an increase in sales of the LTE platform.

Product costs decreased by $0.3 million, or 33%, to $0.7 million for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023. The decrease was primarily driven by a $0.3 million decrease in direct product costs as we sold fewer units and a $0.4 million decrease in royalty related costs. This decrease was partially offset by a $0.3 million increase in direct and indirect costs related to LTE platform sales, which began in the second quarter of 2023.

Service costs increased by $0.1 million, or 17%, to $0.7 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. The increase was primarily due to an increase of $0.5 million in service costs recognized in relation to new projects, which was partially offset by a $0.4 million decrease in service costs related to projects nearing conclusion.

Our gross margin improved to 60% for the three months ended March 31, 2024 from 50% for the three months ended March 31, 2023 primarily due to the increase in higher margin platforms sales. This change in mix was the primary factor that improved our product gross margin to 72% in 2024 from (63)% in 2023. Our service gross margins fell to 26% in 2024 compared to 77% in 2023 due to increased service costs related to new projects.

Research and Development Expenses

Research and development expenses increased by $4.6 million, or 512%, to $5.5 million for the three months ended March 31, 2024 from $0.9 million for the three months ended March 31, 2023. This increase was primarily due to a $2.4 million increase in research and development expenses mainly related to services provided by Alpha to design 5G chip products, $1.1 increase in expensed intellectual property (“IP”) costs related to services provided by Alpha to design 5G chip products, $0.7 million increase in expensed IP costs related to our LTE platform for which sales began in the second quarter of 2023 and a $0.4 million increase in R&D personnel costs due to our heavier focus on research and development activities as sales of our LTE platform continued to increase.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 19%, to $1.0 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. The $0.2 million increase was primarily due to several immaterial increases in various costs for the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 92%, to $2.8 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. The increase was primarily due to a $1.0 million increase in stock-based compensation related to the vesting of equity awards after performance conditions were met on the closure of the merger and a $0.2 million increase in other expenses related to debt fees.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the three months ended March 31, 2024 due to the release by a vendor in the three months ended March 31, 2024 of amounts payable by us for research and development services received in prior years. There was no similar transaction that took place during the three months ended March 31, 2023.

Interest Expense

Interest expense increased by $1.1 million, or 123%, to $2.1 million for the three months ended March 31, 2024 from $0.9 million for the three months ended March 31, 2023. The increase of $1.1 million was primarily due to new debt acquired during the fourth quarter of 2023 and the first quarter of 2024 as well as interest rate increases in the first quarter of 2024 for existing debt agreements.

Other (Expenses) Income, Net

Other (expenses) income, net decreased by $5.6 million, or 437%, to $4.3 million other expenses, net for the three months ended March 31, 2024 from $1.3 million other income, net for the three months ended March 31, 2023. The $5.6 million decrease was primarily due to the loss in fair value remeasurement of our warrants and convertible promissory notes recognized during the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

Except for the three months ended March 31, 2024, we have incurred and expect that we will continue to incur significant operating losses. For the three months ended March 31, 2024 and 2023, we had a net income of $0.8 million and a net loss of $1.4 million, respectively. For the three months ended March 31, 2024 and 2023, we had cash used in operating activities of $14.4 million and $1.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $548.9 million.

Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

We received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing, net of transaction costs. As a result of the cash proceeds received in connection with the Business Combination and other capital resources available to us, including sales of our products and services and the Purchase Agreement (as defined below), we believe we have sufficient cash to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

In April 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to provide for an “equity line of credit” Pursuant to the Purchase Agreement and subject to the satisfaction of certain conditions, including the effectiveness of a resale registration statement, we have the right, in our sole discretion, to sell to B. Riley Principal Capital II, from time to time, up to $50.0 million in aggregate gross purchase price of shares of our common stock, subject to certain limitations contained in the Purchase Agreement, during the term of 24 months. Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 to register the resale of shares of common stock that are sold to B. Riley Principal Capital II under the Purchase Agreement. Sales of common stock by the Company to B. Riley Principal Capital II pursuant to the Purchase Agreement, and the timing of any such sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Purchase Agreement.

In addition, we have outstanding convertible promissory notes and borrowings as of March 31, 2024 for a total principal amount of $50.5 million, of which $45.5 million is contractually due within 12 months of the balance sheet date.

While a portion of the cash proceeds received in connection with the Business Combination was expended to support our 5G activity and fund other operational expenses, management expects that further and significant ongoing operating expenditures will be necessary to successfully implement our business plan and market our products. With the start of manufacturing, shipments and commercialization of our first 5G chipset expected during 2024, we anticipate significant related expenditures in the form of production-related costs, including mask sets, wafers, and design service fees, and most such costs will be incurred prior to the commencement of manufacturing and production. If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital, the payments can be delayed, which may adversely affect our business operations and financial performance. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in our Registration Statement on Form S-1 filed with the SEC on April 19, 2024.

We intend to mitigate the risk of any working capital deficit by continuing to seek and execute appropriate actions to secure funding as a publicly traded company, including extension and refinancing of existing loans, securing equity line of credit, and public or private equity offerings, debt financings, and other means. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

We expect to use such additional liquidity and the cash and cash equivalents available to us after the Closing to finance the following activities:

●	Cost of mass production of 5G and other products, including masks, wafers and design house fees;
●	Acquisition of IP and tool enhancement to develop next generation of product;
●	Hiring of additional personnel in engineering and sales and marketing functions; and
●	Improvement of engineering equipment.

While we believe that we have a reasonable basis for our expectation and we will be available to raise additional funds, we cannot provide assurance that we will be able to complete additional financing in a timely manner. Should we enter into definitive collaboration and/or joint venture agreements or engage in business combinations in the future, we may be required to seek additional financing.

Cash flow Comparison for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(14,413)	$(1,480)
Cash used in investing activities	—	(118)
Cash provided by financing activities	30,274	552
Effect of exchange rate changes on cash	3	(52)
Net increase (decrease) in cash	$15,864	$(1,098)

Operating Activities

Cash used in operating activities of $14.4 million during the three months ended March 31, 2024 was primarily attributable to our net income of $0.8 million, offset by $7.0 million in non-cash adjustments and $8.2 million change in our operating assets and liabilities. Non-cash adjustments consisted primarily of $14.6 million gain from the extinguishment of a liability, partially offset by $4.6 million loss from the change in fair value of warrant liabilities, $1.2 million loss from the change in fair value of convertible promissory notes, $1.2 million in stock-based compensation, $0.2 million in depreciation and amortization charges, $0.2 million in operating lease right-of-use amortization and $0.2 million in provision for credit losses. The change in our operating assets and liabilities primarily resulted from a decrease of $4.1 million in our accounts payable, accrued and other current liabilities and other liabilities due to the payment of costs incurred related to our Business Combination, an increase of $2.3 million in our prepaid expenses and other current assets related to timing of payments for inventory and manufacturing of wafers, an increase of $0.9 million in our contract assets due to unbilled services provided under certain projects, an increase of $0.5 million in our accounts receivable primarily due to slower collections from certain customers, an increase of $0.3 million in our inventory due to lower sales, and a decrease of $0.2 million in our lease liabilities.

Cash used in operating activities of $1.5 million during the three months ended March 31, 2023 was primarily attributable to our net loss of $1.4 million and $0.2 million in non-cash adjustments, partially offset by $0.1 million change in our operating assets and liabilities. Non-cash adjustments consisted primarily of $0.5 million gain from the change in fair value of convertible promissory notes, partially offset by $0.2 million in depreciation and amortization and $0.2 million operating lease right-of-use amortization. The change in our operating assets and liabilities primarily resulted from a decrease of $2.1 million in our accounts receivable corresponding to lower revenues and an increase of $0.8 million in our accounts payable, accrued and other current liabilities and other liabilities related to the timing of payments, partially offset by an increase of $1.8 million in our contract assets due to unbilled services provided under certain projects, an increase of $0.7 million in inventory due to lower sales, and a decrease of $0.7 million in our contract liabilities due to the provision of our services under certain projects.

Investing Activities

There was no activity related to investing activities during the three months ended March 31, 2024.

Cash used in investing activities of $0.1 million during the three months ended March 31, 2023 related to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $30.3 million during the three months ended March 31, 2024 consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes, partially offset by $3.2 million repayment of our bank borrowings.

Cash provided by financing activities of $0.6 million during the three months ended March 31, 2023 primarily related to net proceeds from bank borrowings.

Commitments and Contractual Obligations

We have material commitments and contractual obligations including leases, purchase commitments, and research and development agreements. We have various operating leases, under which we lease office equipment and office space. The operating leases have various expiration dates through 2026.

We have certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services, and we have entered into a material research and development agreement. See Note 8, to our unaudited condensed consolidated financial statements included in herein for more information regarding our additional commitments and contractual obligations.

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 7, to our unaudited condensed consolidated financial statements included in herein for more information regarding our debt arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the related notes thereto included herein are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates, and any such differences may be material.

There have been no material changes to our critical accounting estimates from those described under in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgements and Estimates disclosed in our Form 8-K filing with the SEC on April 1, 2024, , except that from the Closing we have certain contracts in our own equity that are subject to liability classification and remeasurement each reporting periods.

Revenue Recognition

Our revenues are generated by the sale of mobile semiconductor solutions consisting of products and platform solutions aimed at the LTE and 5G industries, development services, and technical advice and maintenance services.

The timing of revenue recognition and the amount of revenue recognized in each case depends on various factors, including the specific terms of each arrangement and the nature of the underlying performance obligations. Revenues from sales of our products are recognized upon transfer of control to the customer, which is generally at the time of shipment. Service revenues from development services, technical advice, and maintenance services are generally recognized over time as these performance obligations are satisfied.

We make estimates of potential future returns and sales allowances related to current period product revenue. We analyze historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Although we believe we have a reasonable basis for our estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported net product revenues and amounts ultimately collected on accounts receivable.

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectability of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The provision for credit losses was $1.9 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.

Fair Value of Convertible Promissory Notes

We have made an election to account for our convertible promissory notes under the fair value option, the convertible promissory notes are recorded at their initial fair value on the date of issuance and then are adjusted to fair value upon any modification and at each balance sheet date thereafter. Changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the condensed consolidated statements of operations within other income, net.

Our convertible promissory notes are valued using a discounted cash flow (“DCF”) model or binomial lattice model (“BLM”) and prior to the Business Combination were valued using a combination of an option pricing model and Probability-Weighted Expected Return Method (“PWERM”), which are considered to be a Level 3 fair value measurements. Significant assumptions used in the DCF include the remaining term and discount rate. Significant assumptions used in the BLM include volatility, remaining term, risk-free rate and credit spread. The PWERM is a scenario-based methodology that estimates the fair value based using an analysis of future values for the Company that assumes various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability-weighted to arrive at an indication of value. Significant assumptions used in the PWERM include volatility, discount rate, and the probability of a future liquidity event.

Contracts in Own Equity – Fair Value of Warrants

We classify contracts in equity, including warrants to purchase shares of the Company’s common stock, that do not meet the indexation guidance as liabilities. At the end of each reporting period, these liability-classified instruments are remeasured using an option pricing model or BLM. Significant assumptions are used in determining the fair value of our warrants and include volatility and the risk-free rate.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included herein for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting Smaller Reporting Company Elections

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company.

We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non- affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in our Registration Statement on Form S-1 filed with the SEC on April 19, 2024. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
10.1‡*	Employment Agreement, dated March 8, 2024, by and between GCT Semiconductor, Inc. and Edmond Cheng, Chief Financial Officer of the Registrant.
10.2*

Letter Agreement to Sponsor Support Agreement, dated March 26, 2024, by and among GCT Semiconductor, Inc., Concord Acquisition Corp III, GCT Semiconductor, Inc., Concord Sponsor Group III LLC and CA2 Co-Investment LLC.

10.3‡*	Convertible Promissory Note, dated February 26, 2024, by and between GCT Semiconductor, Inc. and Gogo Business Aviation LLC, a Delaware limited liability company.
10.4‡*	Foundry Product Development Agreement, dated February 26, 2024, by and between GCT Semiconductor, Inc. and Alpha Holdings Co., Ltd.
10.5

Common Stock Purchase Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

10.6

Registration Rights Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

‡Portions of this exhibit are redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCT Semiconductor Holding, Inc.

Date: May 14, 2024	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: May 14, 2024	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer