Form 10-Q
period 2024-06-30
GCT Semiconductor Holding, Inc.
filed 2024-08-14
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Not Applicable

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

As of August 7, 2024, the registrant had 47,297,182 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

●	our financial and business performance, including our financial projections and business metrics;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs;
●	unexpected increases in our expenses resulting from inflationary pressures and rising interest rates, including manufacturing and operating expenses and interest expenses;
●	our inability to anticipate the future market demands and future needs of our customers;
●	our ability to develop new 5th generation (“5G”) products under collaboration agreements with our major partners;
●	the impact of component shortages, suppliers’ lack of production capacity, natural disasters or pandemics on our sourcing operations and supply chain;
●	our future capital requirements and sources and uses of cash;
●	our ability to cover our future capital expenditures and to pay down our near-term debt obligations;
●	our ability to obtain funding for its operations;
●	our anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
●	our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy the liquidity needs of the Company;
●	the outcome of any legal proceedings that may be instituted against us following completion of the Business Combination and transactions contemplated thereby;
●	our ability to maintain the listing of our common stock on the NYSE;
●	the risk that the Business Combination disrupts current plans and operations;
●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of us to grow and manage growth profitably;
●	costs related to the Business Combination; and
●	other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form S-1 filed with the Securities and Exchange Commission (“SEC”) on April 19, 2024. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,035	$258
Accounts receivable, net	5,166	4,920
Inventory	1,997	1,486
Contract assets	4,615	3,439
Prepaid expenses and other current assets	4,835	2,906
Total current assets	20,648	13,009
Property and equipment, net	615	772
Operating lease right-of-use assets	1,149	1,521
Intangibles, net	132	245
Other assets	837	881
Total assets	$23,381	$16,428
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$877	$17,814
Contract liabilities	23	48
Accrued and other current liabilities	22,196	23,956
Common stock forward liability	535	—
Borrowings	33,616	44,509
Convertible promissory notes, current	5,006	27,794
Operating lease liabilities, current	664	680
Total current liabilities	62,917	114,801
Convertible promissory notes, net of current	4,667	6,239
Net defined benefit liabilities	7,366	7,689
Long-term operating lease liabilities	496	850
Income taxes payable	2,120	2,178
Warrant liabilities	3,956	—
Other liabilities	176	108
Total liabilities	81,698	131,865
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 and 82,352 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share; 400,000 and 200,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 46,679 and 24,166 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively(1)	5	3
Additional paid-in capital(1)	491,384	435,752
Accumulated other comprehensive loss	234	(1,538)
Accumulated deficit	(549,940)	(549,654)
Total stockholders’ deficit	(58,317)	(115,437)
Total liabilities and stockholders’ deficit	$23,381	$16,428
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements.)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenues:
Product	$18	$4,042	$2,396	$4,641
Service	1,450	259	2,337	2,722
Total net revenues	1,468	4,301	4,733	7,363
Cost of net revenues:
Product	158	991	812	1,969
Service	389	479	1,047	1,042
Total cost of net revenues	547	1,470	1,859	3,011
Gross profit	921	2,831	2,874	4,352
Operating expenses:
Research and development	4,164	3,985	9,685	4,887
Sales and marketing	976	757	1,972	1,593
General and administrative	2,860	2,627	5,696	4,104
Gain on extinguishment of liability	—	—	(14,636)	—
Total operating expenses	8,000	7,369	2,717	10,584
Income (loss) from operations	(7,079)	(4,538)	157	(6,232)
Interest expense	(760)	(2,723)	(2,842)	(3,658)
Other income (expenses), net	6,863	731	2,525	2,017
Loss before provision for income taxes	(976)	(6,530)	(160)	(7,873)
Provision for income taxes	67	37	126	87
Net loss	$(1,043)	$(6,567)	$(286)	$(7,960)

Net loss per common share(1):
Basic and diluted	$(0.02)	$(0.27)	$(0.01)	$(0.33)
Weighted-average common shares outstanding(1):
Basic and diluted	44,060	23,883	34,764	23,873
(1)	Amounts for the three and six months ended June 30, 2023 and before that date differ from those in prior year condensed consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comprehensive loss, net of taxes:
Net loss	$(1,043)	$(6,567)	$(286)	$(7,960)
Foreign currency translation adjustment	708	175	1,772	849
Comprehensive loss	$(335)	$(6,392)	$1,486	$(7,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	129,396	$129	$435,626	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization	(105,230)	(126)	126	—	—	—
Balance as of December 31, 2023(1)	24,166	3	435,752	(1,538)	(549,654)	(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Stock-based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	1,064	—	1,064
Net income	—	—	—	—	757	757
Balance as of March 31, 2024	45,833	5	487,006	(474)	(548,897)	(62,360)
Issuance of common stock under common stock purchase agreement	679	—	3,388	—	—	3,388
Issuance of commitment shares in connection with common stock purchase agreement	57	—	—	—	—	—
Issuance of common stock to underwriter	110	—	667	—	—	667
Stock-based compensation	—	—	323	—	—	323
Foreign currency translation adjustment	—	—	—	708	—	708
Net loss	—	—	—	—	(1,043)	(1,043)
Balance as of June 30, 2024	46,679	$5	$491,384	$234	$(549,940)	$(58,317)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2022	127,761	$128	$433,990	$(1,862)	$(527,185)	$(94,929)
Reverse recapitalization	(103,900)	(126)	126	—	—	—
Balance as of December 31, 2022(1)	23,861	2	434,116	(1,862)	(527,185)	(94,929)
Issuance of common stock upon exercise of stock options(1)	5	—	1	—	—	1
Stock-based compensation(1)	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	674	—	674
Net loss	—	—	—	—	(1,393)	(1,393)
Balance as of March 31, 2023(1)	23,866	2	$434,119	(1,188)	(528,578)	(95,645)
Issuance of common stock upon exercise of stock options(1)	33	—	4	—	—	4
Issuance of common stock from convertible promissory notes conversion(1)	4	—	72	—	—	72
Stock-based compensation(1)	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	175	—	175
Net loss	—	—	—	—	(6,567)	(6,567)
Balance as of June 30, 2023(1)	23,903	$2	$434,198	$(1,013)	$(535,145)	$(101,958)
(1)	Amounts as of December 31, 2023 and before that date differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(286)	$(7,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	379	390
Operating lease right-of-use amortization	347	390
Stock-based compensation	1,546	5
Issuance of common stock to underwriter	667	—
Change in credit loss allowance	(547)	793
Change in fair value of convertible promissory notes	1,189	(1,098)
Change in fair value of warrant liabilities	(2,002)	—
Loss from initial recognition of common stock forward liability	586	—
Gain on extinguishment of liability	(14,636)	—
Changes in operating assets and liabilities:
Accounts receivable	253	(494)
Inventory	(511)	(229)
Contract assets	(1,176)	(1,924)
Prepaid expenses and other current assets	(1,702)	518
Other assets	44	62
Accounts payable	(3,356)	(522)
Contract liabilities	(25)	(601)
Accrued and other current liabilities	(4,407)	4,817
Net defined benefit liabilities	351	94
Income tax payable	(29)	(147)
Lease liabilities	(341)	(464)
Other liabilities	(406)	(1)
Net cash used in operating activities	(24,062)	(6,371)
Investing activities:
Purchases of property and equipment	(131)	(222)
Net cash used in investing activities	(131)	(222)
Financing activities:
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	17,238	—
Proceeds from issuance of convertible promissory notes	16,290	—
Proceeds from issuance of common stock under common stock purchase agreement	2,815	—
Proceeds from bank borrowings	—	6,861
Proceeds from exercise of stock options	—	5
Repayments of bank borrowings	(7,853)	(23)
Repayments of convertible promissory notes	(630)	—
Payments of financial lease liabilities	—	(9)
Net cash provided by financing activities	27,860	6,834
Effect of exchange rate changes on cash and cash equivalents	110	(380)
Net increase (decrease) in cash and cash equivalents	3,777	(139)
Cash and cash equivalents at beginning of period	258	1,398
Cash and cash equivalents at end of period	$4,035	$1,259
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,144	$1,084
Cash paid for income taxes	$47	$8
Cash paid for operating leases	$377	$386
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$41,209	$72
Settlement of common stock forward liability in equity	$51	$—
Proceeds from issuance of common stock withheld for outstanding payables	$488	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Liquidity

Description of Business

GCT Semiconductor Holding, Inc. (formerly known as Concord Acquisition Corp III) and its wholly owned subsidiaries (collectively “GCT” or the “Company”) is headquartered in San Jose, California with international offices in South Korea, China, Taiwan, and Japan. The Company is a fabless semiconductor company that specializes in the design, manufacturing, and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers and modems, which are essential for a wide variety of industrial, B2B and consumer applications.

On March 26, 2024 (the “Closing Date” or “Closing”), Concord Acquisition Corp III (“Concord III”), a Delaware corporation, consummated a series of transactions that resulted in the combination of Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III (“Merger Sub”), and GCT Semiconductor, Inc. (“Legacy GCT”), pursuant to a Business Combination Agreement, dated November 2, 2023 (as amended, the “Business Combination Agreement”), by and among Concord III, Merger Sub and Legacy GCT. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy GCT, with Legacy GCT surviving the merger as a wholly-owned subsidiary of Concord III (the “Business Combination”). On the Closing Date, Concord III changed its name from Concord III to “GCT Semiconductor Holding, Inc.”

The Business Combination was accounted for as a reverse recapitalization with Legacy GCT being the accounting acquirer and Concord III identified as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy GCT. Subsequent to the Business Combination, the shares and net loss per common share information prior to the Closing have been retroactively restated as shares reflecting the exchange ratio established in the Closing of approximately 0.1868.

Prior to the Business Combination, Concord III’s public shares and public redeemable warrants were listed on the New York Stock Exchange (“NYSE”) under the symbols “CNDB.U,” “CNDB,” and “CNDB.WS,” respectively. On March 27, 2024, the Company’s common stock and public warrants began trading on the NYSE under the symbols “GCTS” and “GCTSW,” respectively. In connection with the Closing, Concord III’s Class A common stock and Class B common stock were recapitalized into a single class of common stock. See Note 3 for additional information.

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Prior to June 30, 2024, the Company has incurred operating losses and negative cash flows from operating and had an accumulated deficit of $549.9 million as of June 30, 2024. The Company’s existing sources of liquidity as of June 30, 2024 include cash and cash equivalents of $4.0 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt.

In March 2024, the Company received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing (as defined in Note 3), net of transaction costs. In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations.  Through June 30, 2024, the Company received $2.8 million in net proceeds under the Purchase Agreement.

Management believes that the available financing under the Purchase Agreement and other capital resources available to the Company, including future sales of products and services, will be sufficient to fund the Company’s operations for at least 12 months after the filing date of this Quarterly Report on Form 10-Q. To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2.Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in unaudited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Form 8-K filed with the SEC on April 1, 2024. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the audited consolidated financial statements. Certain amounts reported in the audited consolidated financial statements for the year ended December 31, 2023 have been reclassified to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These judgments, estimates, and assumptions are used for but not limited to revenue recognition, provision for credit losses, deferred income taxes and related valuation allowances, inventory obsolescence, recoverability of long-lived assets, certain accrued expenses, stock-based compensation, determination of the fair value of the Company’s financial instruments, including convertible promissory notes, common stock of Legacy GCT prior to the reverse recapitalization, warrant liabilities, stock options, and common stock forward liability. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, actual results could differ from these estimates, and these differences may be material.

Fair Value of Financial Instruments

The carrying amount of certain financial instruments held by the Company, such as cash equivalents, accounts receivable, contract assets and liabilities, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. The carrying amount of the liabilities for the convertible promissory notes and the historical convertible promissory notes (see Note 5) represents their fair value. The carrying amounts of the Company’s bank borrowings and lease liabilities approximate their fair values due to the market interest rates that these obligations bear and interest rates available to the Company.

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

A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 3 financial instruments consist of common stock forward liability, convertible promissory notes, and warrant liabilities.

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

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures, and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new products, new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in unaudited condensed consolidated operating results due to the abovementioned factors.

The Company’s revenue may be impacted by its ability to obtain adequate wafer supplies from foundries and back-end production capacity from the Company’s test and assembly subcontractors. The foundries with which the Company currently has arrangements may not be willing or able to satisfy all of the Company’s manufacturing requirements on a timely basis or at favorable prices. The Company is also subject to the risks of service disruptions, raw material shortages and price increases by its foundries. Such disruptions, shortages and price increases could harm the Company’s consolidated operating results.

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectability of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The Company determined that provisions for credit losses of approximately $1.1 million and $1.6 million were necessary as of June 30, 2024 and December 31, 2023, respectively.

Concentration of Credit Risk

The Company’s financial instruments subject to credit risk concentration consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents primarily with one financial institution located in the United States and another located in South Korea, where amounts deposited may exceed Federal Deposit Insurance Corporation or Korea Deposit Insurance Corporation limits. The Company’s accounts receivable balances are primarily derived from revenues recognized from customers located in the United States, China, South Korea, Japan, and Taiwan. The Company performs ongoing credit evaluations of the financial condition of its customers and distributors and generally does not require collateral.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	June 30, 2024	December 31, 2023
Customer A	32%	—%
Customer H	18%	19%
Customer I	15%	14%
Customer J	14%	27%
Customer K	—%	10%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2024	2023	2024	2023
Customer A	—%	—%	42%	—%
Customer B	80%	—%	25%	—%
Customer C	—%	—%	18%	—%
Customer D	—%	70%	—%	41%
Customer E	—%	—%	—%	14%
Customer F	—%	—%	—%	12%
Customer G	—%	—%	—%	11%

Management closely monitors the creditworthiness and performance of these key customers and has established credit limits and terms to mitigate potential credit risks. The Company also continues diversifying its customer base and exploring opportunities to reduce its reliance on a few major customers.

Foreign Currency

Financial statements of foreign subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at the end-of-period exchange rates or at historical exchange rates for purposes of consolidation. Revenues and expenses are translated using average exchange rates during the reporting period. Translation adjustments are included in accumulated other comprehensive loss within stockholders’ deficit. Gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other income (expenses), net in the unaudited condensed consolidated statements of operations. The Company recognized $0.8 million and $1.9 million foreign currency exchange gains for the three and six months ended June 30, 2024, respectively. The Company recognized $0.2 million and $0.9 million foreign currency exchange gains for the three and six months ended June 30, 2023, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes. Changes in the estimated fair value of the outstanding convertible promissory notes are recognized in other income (expense), net in the condensed consolidated statements of operations.

Common Stock Warrants

The outstanding common stock warrants are liability-classified as they do not meet equity classification requirements based on their settlement mechanism upon a change of control and similar transactions. The corresponding liability is remeasured at fair value while the common stock warrants remain outstanding, with changes in fair value recognized in other income (expense), net in the unaudited condensed consolidated statements of operations.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Certain Equity Contracts

The Company’s promises to potentially issue additional shares in the future, including the Legacy GCT Earnout Shares and the Sponsor Earnout Shares discussed in Note 3, were determined to be equity classified and credited to the stockholders’ deficit upon consummation of the Business Combination.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024 and noted no material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted this guidance effective January 1, 2024 and noted no material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the equity security and cannot be recognized as a separate unit of account. ASU 2022-03 also requires the investor to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions, and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for annual and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of the adoption of ASU 2022-03 on its unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of the adoption of ASU 2023-07 on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

information about income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect of the adoption of ASU 2023-09 on its unaudited condensed consolidated financial statements.

3.Reverse Recapitalization

In connection with the Business Combination described in Note 1, Concord III completed the acquisition of Legacy GCT and acquired 100% of Legacy GCT’s common stock. Legacy GCT received net proceeds of $17.1 million from the PIPE Financing (as defined below). Concord III incurred total direct transaction costs of $13.1 million, which were expensed by Concord III, and of which $0.9 million related to the PIPE Financing. Legacy GCT incurred transaction costs of $8.9 million, consisting of legal, accounting, and other professional fees, which were recorded as additional paid-in capital. Each share of Legacy GCT capital stock received a deemed value of $10.00 per share after giving effect to the applicable exchange ratio of 0.1868. Upon Closing of the Business Combination, the following occurred:

●	Each share of Legacy GCT common stock issued and outstanding prior to the Closing was cancelled and converted into the right to receive a number of shares of the Company common stock at the exchange ratio of 0.1868.
●	Each outstanding instrument of Legacy GCT stock options, restricted stock units (“RSUs”), and warrant shares were converted into equivalent Company stock options, RSUs, and warrant shares with the same terms and conditions and at the exchange ratio of 0.1868.
●	Certain GCT convertible promissory notes, including the CVT Financing (see Note 7), were automatically converted into the right to receive a number of shares of the Company common stock at the conversion price of $6.67 per share (see Note 7).

Immediately after the Closing, the Company’s outstanding common stock included the following components (in thousands):

Shares
Common stock of Concord III outstanding prior to the Business Combination	3,941
Less: redemption of Concord III’s common stock	(3,766)
Sponsor earnout common stock outstanding prior to the Business Combination	8,625
Common stock of Concord III issued and outstanding	8,800
Common stock issued in PIPE Financing	4,530
Legacy GCT common stock	32,503
Total common stock issued and outstanding	45,833

The Business Combination was accounted for as a reverse recapitalization under U.S. GAAP because Legacy GCT was determined to be the accounting acquirer, and Concord III was identified as the accounting acquiree for financial reporting purposes. Accordingly, the consolidated financial statements of the Company represent a continuation of the consolidated financial statements of Legacy GCT, with the Business Combination treated as the equivalent of Legacy GCT issuing its common stock for the net assets of Concord III, accompanied by a recapitalization, and the net assets of Concord III were recorded at historical cost, with no goodwill or other intangible assets recorded. The results of operations prior to the Business Combination are those of Legacy GCT.

Legacy GCT was determined to be the accounting acquirer based the following facts and circumstances:

●	Legacy GCT stockholders comprised a relative majority of the voting power of GCT;
●	Legacy GCT stockholders had the ability to nominate a majority of the members of the board of directors of GCT;
●	Legacy GCT’s operations prior to the Business Combination comprised the only ongoing operations of GCT;
●	Legacy GCT’s senior management comprised the senior management of GCT;
●	GCT substantially assumed the Legacy GCT name;
●	Legacy GCT’s headquarters became GCT’s headquarters; and
●	Concord III did not meet the definition of a business.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

PIPE Financing

Concurrent with the execution of the Business Combination Agreement, certain investors entered into agreements and committed to purchase in a private placement an aggregate of 4,529,967 shares of the Company’s common stock (the “PIPE Shares”) at a purchase price of $6.67 per share for an aggregate purchase price of $30.2 million (the “PIPE Financing”) upon the Business Combination Closing. The PIPE Financing was consummated immediately prior to the Closing and resulted in net proceeds of $17.1 million to the Company.

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

Subsequent to the Closing, the outstanding Private Placement Warrants and Public Warrants remained liability-classified as the applicable provisions precluding classification in equity did not change as a result of the Business Combination.

Legacy GCT Earnout Shares

At the Closing of the Business Combination, former Legacy GCT stockholders and other investors of Legacy GCT have the right to receive up to 20,000,000 shares of Company common stock (“Legacy GCT Earnout Shares”). The Legacy GCT Earnout Shares may vest between May 2024 and March 2029 if the volume-weighted average price (“VWAP”) of the Company’s common stock for any 20 trading days within 30 consecutive trading day periods exceeds the following amounts per share (“VWAP Threshold”): (i) one-third of the shares based on the $12.50 per share VWAP Threshold, (ii) one-third of the shares based on the $15.00 per share VWAP Threshold, and (iii) one-third of the shares based on the $17.50 per share VWAP Threshold.

In the event of a future transaction that results in a change in control in which shares of Company common stock are converted into the right to receive cash or other consideration having a value equal to or in excess of a triggering event, then the Legacy GCT Earnout Shares subject to the applicable triggering event that have not been previously issued will be issued to the Legacy GCT stockholders effective as of immediately prior to the consummation of such transaction. In the event of a transaction that results in a change in control in which shares of Company common stock are converted into the right to receive cash or other consideration having a value less than a triggering event, then the Legacy GCT Earnout Shares subject to the applicable triggering event that have not been previously issued will be forfeited.

The Legacy GCT Earnout Shares were recognized at a fair value of approximately $108.8 million upon the Closing and classified within the stockholders’ deficit as they are indexed solely to the Company’s common stock and are otherwise not precluded from equity classification based on their settlement provisions. Under the reverse recapitalization method of accounting, the fair value of the Legacy GCT Earnout Shares was treated as a deemed dividend and, in the absence of retained earnings, credited to additional paid-in capital without any impact on the stockholders’ deficit balances.

Sponsor Earnout Shares

Concurrently with entering into the Business Combination Agreement, the sponsor parties and the Company entered into that certain sponsor support agreement, as amended, modified, or supplemented (the “Sponsor Support Agreement”). Pursuant to the terms of the Sponsor Support Agreement, the sponsor parties have the right to receive up to 1,920,375 shares of the Company's common stock (“Sponsor Earnout Shares”). The Sponsor Earnout Shares are legally outstanding and remain unvested through June 30, 2024. The Sponsor Earnout Shares may vest between September 2024 and March 2029 if the VWAP of the Company’s common stock for any 20 trading days within 30 consecutive trading day periods exceeds the following VWAP Thresholds: (i) one-third of the shares

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

based on the $12.50 per share VWAP Threshold, (ii) one-third of the shares based on the $15.00 per share VWAP Threshold, and (iii) one-third of the shares based on the $17.50 per share VWAP Threshold.

The Sponsor Earnout Shares were recognized at a fair value of approximately $10.4 million upon the Closing and classified within the stockholders’ deficit as they are indexed solely to the Company’s common stock and are otherwise not precluded from equity classification based on their settlement provisions. Under the reverse recapitalization method of accounting, the fair value of the Sponsor Earnout Shares was treated as a deemed dividend and, in the absence of retained earnings, credited to additional paid-in capital without any impact on the stockholders’ deficit balances.

4.Disaggregation of Revenue

All product revenue presented in the condensed consolidated statement of operations is recognized at a point in time, and all service revenue is recognized over time. Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
South Korea	$—	$3,006	$2,000	$3,006
United States	1,339	348	1,728	2,316
Germany	74	—	870	—
China	55	472	135	1,566
Taiwan	—	475	—	475
Total	$1,468	$4,301	$4,733	$7,363

Contract Assets and Liabilities

Net revenues recognized during the six months ended June 30, 2024 and 2023 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods are less than $0.1 million and $0.7 million, respectively.

As of June 30, 2024 and December 31, 2023, the contract assets were $4.6 million and $3.4 million, respectively. The balances of contract liabilities and capitalized costs related to contract fulfilment were immaterial as of June 30, 2024 and December 31, 2023.

5.Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$9,673	$9,673
Warrant liabilities	—	—	3,956	3,956
Common stock forward liability	—	—	535	535

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$34,033	$34,033

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Valuation techniques and the inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	June 30, 2024	December 31, 2023
Convertible promissory notes, current	Discounted Cash Flow Model (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	$5,006	$—
	PWERM	Scenario of initial public offering (“IPO”) and merger and acquisition (“M&A”)	—	27,794
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	535	—
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	4,667	—
	PWERM	Scenario of initial public offering (“IPO”) and merger and acquisition (“M&A”)	—	6,239
Warrant liabilities	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	3,956	—

As of June 30, 2024, the key inputs for the convertible promissory notes valuation using the DCF model were as follows: remaining term of 0.17 years and a discount rate of 10.8%. As of June 30, 2024, the key inputs for the convertible promissory notes, net of current using the BLM were as follows: stock price of $5.21, volatility of 21.3%, remaining term of 1.66 years, risk-free rate of 4.84%, and credit spread of 5.7%.

As of June 30, 2024, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 1.87 years and future risk-free rate estimates of 4.76%-5.47% for this period.

As of June 30, 2024, the key inputs for the private placement warrants using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 4.7 years, volatility range of 21.3%, and a risk-free rate of 4.3%. As of June 30, 2024, the key inputs for the public warrants using the BLM were as follows: exercise price of $11.50 per share and term to expiration of 4.7 years. As of June 30, 2024, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $5.00 per share, or $10.00 per share or $18.75 per share, term to expiration ranging from 0.12 years to 2.30 years, volatility ranging from 30.6% to 33.8%, and a risk-free rate ranging from 4.6% to 5.4%.

As of December 31, 2023, the PWERM was used as Legacy GCT was a private company. After the Closing, and as of June 30, 2024, the valuation techniques used reflect that the Business Combination was consummated.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2023	$34,033
Conversion	(41,209)
Borrowing	16,290
Change in fair value	1,203
As of March 31, 2024	10,317
Repayment	(630)
Change in fair value	(14)
As of June 30, 2024	$9,673

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2023	$—
Fair value of warrants assumed at Closing	5,958
Change in fair value	4,626
As of March 31, 2024	10,584
Change in fair value	(6,628)
As of June 30, 2024	$3,956

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of March 31, 2024	—
Loss from initial recognition	586
Settlement in equity	(51)
As of June 30, 2024	$535

6.Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$464	$448
Work-in-process	630	601
Finished goods	903	437
Total inventory	$1,997	$1,486

There were no inventory write-downs during the six months ended June 30, 2024 and 2023.

Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$2,822	$433
Prepaid inventory	1,502	279
Lease deposit	400	434
Other receivables and current assets	111	117
Deferred transaction costs	—	1,643
Total prepaid expenses and other current assets	$4,835	$2,906

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related expenses	$9,241	$9,880
Accrued payables	6,103	6,319
Other taxes payable	3,344	158
Current portion of interest payable	2,871	6,915
Professional fees	465	499
Product warranty liabilities	44	55
Royalty and license fee	42	58
Other	86	72
Total accrued and other current liabilities	$22,196	$23,956

7.Debt

The Company’s outstanding debt was as follows (in thousands):

	June 30,		December 31,
	2024		2023
	Outstanding		Outstanding
	Principal	Fair Value	Principal	Fair Value
Convertible promissory notes:
Historical convertible promissory notes	$5,000	$5,006	$35,347	$34,033
2023 and 2024 convertible promissory notes	5,000	4,667	—	—
Total convertible promissory notes	10,000	9,673	35,347	34,033
Borrowings:
KEB Hana Bank	6,479	6,479	6,980	6,980
IBK Industrial Bank	6,623	6,623	7,135	7,135
Note payable (one individual investor)	1,000	1,000	1,000	1,000
M-Venture Investment, Inc.	4,319	4,319	7,756	7,756
Anapass, Inc., related party	9,358	9,358	10,082	10,082
i Best Investment Co., Ltd	5,038	5,038	10,082	10,082
Kyeongho Lee, related party	799	799	1,474	1,474
Total debt	$43,616	43,289	$79,856	78,542
Less: current portion		(38,622)		(72,303)
Debt, net of current portion		$4,667		$6,239

Expected future minimum principal payments under the Company’s total debt is as follows as of June 30, 2024 (in thousands):

	Convertible
	Notes
Years	Payable	Borrowing	Total
2024, remainder	$5,000	$30,737	$35,737
2025	—	2,879	2,879
2026	5,000	—	5,000
Total debt	$10,000	$33,616	$43,616

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Promissory Notes

Historical Convertible Promissory Notes

Between 2017 and 2022, the Company issued convertible promissory notes to various investors with maturity dates ranging from October 2020 to April 2025. The annual interest rates varied between 4.0% and 7.0%. In November 2023, the Company entered into an amendment with certain convertible promissory noteholders to modify the conversion terms such that these notes were automatically convertible upon a special purpose acquisition company (“SPAC”) transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $32.1 million converted into 4,258,223 shares of common stock at a conversion price of $10.00. In April 2024, the Company repaid one of the convertible promissory notes that was issued in 2021 with a principal amount of $0.6 million. As of June 30, 2024, the remaining principal and interest amount of $7.1 million was outstanding and related to one noteholder where conversion is at the noteholder’s discretion and at a conversion price of $3.50 per share.

2023 and 2024 Convertible Promissory Notes

In November 2023, February 2024 and March 2024, the Company issued convertible promissory notes to certain investors (the “CVT Investors”), pursuant to which the CVT Investors agreed to lend to the Company an aggregate principal amount of $13.3 million. These notes had maturity dates ranging from November 2026 to March 2027, bore an interest rate of 5.0%, and were automatically convertible upon IPO or SPAC transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $13.4 million converted into 2,004,535 shares of common stock at a conversion price of $6.67. As of June 30, 2024, none of the notes issued to CVT Investors remain outstanding.

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of June 30, 2024, the remaining principal and interest amount of $5.1 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in Korean Won (“KRW”) presented below were converted into US dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and interest ranging between 3.5 - 5.2% as of June 30, 2024), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date is July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million). Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 8).

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan has a maturity date in November 2024 and bears an annual interest rate of 4.9%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note Payable (One Individual Investor)

In June 2021, the Company entered into a note payable agreement with an individual investor, pursuant to which the Company borrowed $1.0 million. The note has a maturity date of June 2024 and bears an annual interest rate of 4.0%. In April 2022, the Company entered into an amendment with this one individual investor to remove the conversion right from the note payable. In June 2024, the Company executed an amendment with the individual investor to extend the maturity date from June 2024 to August 2024.

M-Venture Investment, Inc.

In October 2021, the Company entered into a term loan and security agreement with M-Venture Investment, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.7 million) and repaid KRW 0.6 billion ($0.4 million) and KRW 0.4 billion ($0.3 million) in 2021 and 2022, respectively, such that KRW 4.0 billion ($3.0 million) remained outstanding. The term loan bears an annual interest rate of 6.5%. In April 2024, the Company executed an amendment with M-Venture Investment, Inc., pursuant to which the Company repaid KRW 2.0 billion ($1.5 million) in April 2024. In May 2024, the Company repaid the term loan in full.

In April 2022, the Company entered into a term loan and security agreement with M-Venture Investment, Inc., pursuant to which the Company borrowed amounts in two draws of KRW 1.0 billion ($0.7 million) and KRW 5.0 billion ($3.7 million), respectively. The term loan has a maturity date in April 2024, and each respective draw bears an annual interest rate of 6.5% and 8.7%. In April 2024, the Company executed an amendment with M-Venture Investment, Inc., pursuant to which the maturity date for both draws were amended. The maturity date for the principal amount of KRW 1.0 billion ($0.7 million) was extended from April 2024 to June 2024. The maturity date for the principal amount of KRW 5.0 billion ($3.7 million) was extended from April 2024 to July 2024.

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

In May and September 2022, the Company entered into two term loan agreements with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million) and KRW 4.0 billion ($3.0 million). The term loans have respective maturity dates in May 2024 and September 2024 and both bear an annual interest rate of 5.5%. In May 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2024 to May 2025 for the term loan entered in May 2022.

i Best Investment Co., Ltd

Between 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans have a maturity date in June 2024 and bear an annual interest rate of 6.5%. In June 2024, the Company executed an amendment with the I Best Investment Co., Ltd to extend the maturity date from June 2024 to August 2024 for its first draw, fifth draw and sixth draw. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company repaid $2.3 million of the outstanding principal and interest amount of its fourth draw. In June 2024, the Company repaid in full of the term loans with a principal amount of $1.4 million outstanding on its third draw.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million), and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan has a maturity date in May 2024 and bears no interest. In

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan.

8.Commitments and Contingencies

Litigations

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of June 30, 2024.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancelable. Otherwise, these production agreements are cancellable at any time with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of June 30, 2024, the Company had no outstanding noncancelable purchase commitments for these production agreements.

Samsung Agreement Liability Release

In July 2020, the Company entered into a research and development agreement with Samsung Electronics Co., Ltd (“Samsung”). According to the agreement, the Company would design 5G chip products and Samsung would provide development and intellectual property support, mass production set up support including mask sets for manufacturing and engineering sample chip supply to the Company for a specific product. The total fee amount for the research and development (“R&D”) services pursuant to the agreement was $21.1 million. The Company bore the risk of R&D failure and was obligated to pay the $21.1 million total fee based on milestones defined in the agreement, of which $11.7 million was due based on development milestones and $9.4 million of additional NRE (“non-recurring engineering”) was to be paid within a maximum of 4 years after the planned product first shipment date. The Company recognized R&D expenses based on an estimate of the percentage completion of services provided by Samsung during the respective financial reporting period. In the first quarter of 2024, Samsung agreed to unconditionally release the Company from payment for work Samsung had completed to date because it had not met certain of the development milestones and due to a change in Samsung’s business strategy. As a result, the Company recognized a gain of $14.6 million upon such unconditional release of its liability to Samsung. During the period ended March 31, 2024, the parties mutually agreed that the agreement had expired and there were no remaining obligations of either party under the agreement.

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement related to 5G chip development for a total fee of $7.6 million. The Company bears the risk of R&D failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three and six months ended June 30, 2024, the Company recorded $1.3 million and $4.8 million in R&D expenses related to services provided by Alpha. The aggregate unpaid amount related to this agreement was $4.9 million as of June 30, 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 14), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.5 million, $6.6 million and $9.4 million, respectively, as of June 30, 2024, and $7.0 million, $7.1 million and $10.1 million, respectively, as of December 31, 2023 (see Note 7).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$3,879	$254
Accounts receivable	5,200	4,920
Inventory	1,997	1,486
Property and equipment	253	352
Intangible assets and others	942	199

9.Common Stock

B. Riley Purchase Agreement

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock (“Commitment Amount”), subject to certain limitations and conditions at the Company’s sole discretion. The price per share payable by B. Riley on each trading day represents an amount equal to 98% of the VWAP of the Company’s common stock for the applicable pricing period. The Purchase Agreement requires settlement in registered shares. In May 2024, the Company filed a registration statement on Form S-1 with the SEC, which became effective on June 6, 2024 (“Registration Statement”). The Company may sell shares of its common stock to B. Riley through June 2026 up to the Commitment Amount so long that it remains in compliance with the Purchase Agreement.

The Purchase Agreement was determined to be an equity-linked contract that contains a purchased put option on the Company’s common stock and variable share forward. These freestanding instruments are precluded from equity classification since the Purchase Agreement requires shareholder approval for the issuance of shares in excess of the applicable ownership limitation caps, which is not an input in a fixed-for-fixed option or forward on equity shares.

As of April 2024, the Company determined that the fair value of the put option was nominal due to the short settlement period of one day or less, and the Company recognized a liability of $0.6 million related to the freestanding common stock forward contract. The fair value of the common stock forward liability represents the probability-adjusted present value of the discount to be granted to B. Riley with respect to the sales of its common stock under the Purchase Agreement compared to the VWAP of the company’s common stock for the applicable pricing period.

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability which remained outstanding as of June 30, 2024 since the Commitment Shares remained unsold by B. Riley.

During the three months ended June 30, 2024, the Company sold an aggregate of 678,462 shares of common stock for $3.3 million, of which $0.5 million was withheld by B. Riley against the outstanding amounts payable, and $2.8 million was received by the Company in cash.

Issuance of Common Stock to Underwriter

In April 2024, the Company authorized the issuance of 110,000 shares of its common stock to an underwriter previously involved in activities leading to the Business Combination, contingent on the Registration Statement’s effectiveness. The Company determined that

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

its obligation to issue the underwriter shares met the criteria for equity classifications, and the underlying shares of common stock were issued in June 2024. Based on the timing of approval, the Company recognized a $0.7 million charge to equity and expensed this amount to general and administrative expenses for the three and six months ended June 30, 2024.

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2024	2023
Common stock warrants	26,724	2,894
Legacy GCT Earnout Shares	20,000	—
Shares available for future grant from 2024 plan	3,952	—
Convertible promissory notes	767	1,835
Options issued and outstanding	668	668
Shares available for future grant from 2024 ESPP	600	—
RSUs outstanding	424	392
Shares available for future grant from 2011 plan	—	113
Total	53,135	5,902

10.Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	June 30, 2024	Exercise Price	Expiration
August 2021	299	$ 10.00 - $18.75	August 2024
September 2021	300	$ 5.00	September 2024
February 2023 - June 2023	2,115	$ 10.00 - $18.75	February 2026 – June 2026
July 2023	80	$ 10.00	July 2026
October 2023	100	$ 10.00	October 2026
Private and public warrants	23,830	$ 11.50	March 2029
Total	26,724

11.Stock-Based Compensation

2011 Incentive Compensation Plan

Legacy GCT’s 2011 Incentive Compensation Plan (the “2011 Plan”) permitted the grant of options, stock awards, and RSUs. In connection with the Closing of the Business Combination, the 2011 Plan was terminated, the remaining unallocated shares reserved under the 2011 Plan were cancelled. In March 2024, each award of Legacy GCT stock options and RSUs were converted into equivalent Company stock options and RSUs with the same terms and conditions under the plan described below.

2024 Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, RSUs, dividend equivalent rights, cash awards, and other awards to employees and non- employees, including members of the board of directors, consultants, or advisors.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

			Weighted
			Average
	Number of	Weighted-	Remaining
	Options	Average	Contractual Life	Aggregate
	Outstanding	Exercise Price	(in Years)	Intrinsic Value
Balance as of December 31, 2023	3,579	$0.02	5.5	$4,045
Reverse recapitalization	(2,911)	0.09	—	—
Balance as of December 31, 2023(1)	668	$0.11	5.5	4,045
Balance as of June 30, 2024	668	0.11	5.0	3,411
Vested as of June 30, 2024	668	$0.11	5.0	3,406
Exercisable as of June 30, 2024	642	$0.11	4.9	3,278
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

No options were granted, exercised or cancelled during the six months ended June 30, 2024. As of June 30, 2024, unrecognized compensation cost related to stock options was nominal.

Founder Awards to Board of Directors

In 2021, an aggregate of 90,000 shares of common stock were transferred to three members of Concord III’s board of directors (“Founder Shares”). The Founder Shares contained double-trigger vesting, which required continuous service and a liquidity event for any shares to vest. As the required conditions were met upon the Closing, the Company recognized $0.9 million of stock-based compensation upon the closing in March 2024. During the three months ended June 30, 2024, the stock-based compensation was immaterial.

Restricted Stock Units

In December 2023, various employees and directors of Legacy GCT were granted 392,000 RSUs that contain both a performance condition based upon a liquidity event and a service vesting condition such that (subject to the liquidity event condition being satisfied) the RSUs vest in four equal annual installments from the grant date (“2023 RSUs”). The liquidity condition was met upon the Closing.

In June 2024, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among six grantees (“2024 RSUs”). The number of shares issuable to each grantee under the 2024 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2024 and March 31, 2025. The RSUs will vest on March 31, 2025, subject to the grantees’ continuous service to the Company and will be settled in common stock on various dates in 2026 and 2027. The 2024 RSUs are initially classified as a liability and reclassified to equity up to the monetary amount for which the number of shares to be issued becomes determinable. As of June 28, 2024, this determination was made for 31,668 shares based on the closing price of the Company’s common stock as of that date.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

RSUs outstanding under the 2024 Plan were as follows (in thousands, except per share amounts):

		Weighted
	Number of RSUs	Average Grant
	Outstanding	Date Fair Value
Balance as of December 31, 2023	2,100	$1.15
Reverse recapitalization	(1,708)	5.01
Balances as of December 31, 2023(1)	392	$6.16
Granted	32	5.21
Balance as of June 30, 2024	424	$6.09
(1)	Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

The Company recognized $0.3 million and $0.7 million of stock-based compensation during the three and six months ended June 30, 2024, respectively, related to the outstanding RSUs. As of June 30, 2024, there was $2.4 million of unrecognized compensation cost related to RSUs, which is expected to be recognized on a straight-line basis over a weighted average period of 3.5 years. Any unvested RSUs are forfeited upon separation from the Company, and the Company accounts for forfeitures when they occur.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$128	$1	$254	$2
Sales and marketing	36	1	72	2
General and administrative	159	1	1,220	1
Total	$323	$3	$1,546	$5

12.Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2024, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

For the six months ended June 30, 2024 and 2023, the Company recorded income tax of $0.1 million and $0.1 million, respectively. The effective tax rate is (119.4)% and (1.0)% for six months ended June 30, 2024 and 2023, respectively. Through June 30, 2024, the Company was not under examination by any taxing authority.

As of June 30, 2024 the Company had unrecognized tax benefits of $3.1 million of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of June 30, 2024 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of June 30, 2024.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, considering changing facts and circumstances.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13.Employee Benefit Plans

Under Korean law, the Company is required to make severance payments to Korean employees leaving their employment. The Company’s severance pay liability to its Korean employees, which is a function of the employee’s salary, years of employment, and severance factor, is reflected in the accompanying unaudited condensed consolidated balance sheets as the net defined benefit liabilities on an accrual basis. The net liability for severance payments was as follows (in thousands):

	June 30, 2024	December 31, 2023
Liability for severance payments, beginning	$7,627	$7,997
Deposit	(261)	(308)
Liability for severance payments, ending	$7,366	$7,689

14.Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$9,358	$799	$10,082	$1,474
Other current liabilities	52	86	212	182

For each of the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For each of the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.3 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. Interest expense related to the Company’s arrangements with Kyeongho Lee was immaterial during the three and six months ended June 30, 2024 and 2023.

15.Segments and Information

The Company operates in one segment. Revenue information by geographic region is presented in Note 4 to these unaudited condensed consolidated financial statements. Tangible long-lived assets by geographic region were as follows (in thousands):

	June 30, 2024	December 31, 2023
South Korea	$1,048	$1,363
United States	716	930
Total	$1,764	$2,293

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

16.Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	June 30,
	2024	2023
Warrants	26,724	2,172
Legacy GCT Earnout Shares	20,000	—
Sponsor Earnout Shares	1,920	—
Convertible promissory notes	767	1,806
Options	668	848
RSU	424	—
Total	50,503	4,826

17.Subsequent Events

i Best Investment Co., Ltd

In July 2024, the Company repaid KRW 1.0 billion ($0.7 million) to i Best Investment Co., Ltd. In July 2024, the Company executed an amendment with i Best Investment Co., Ltd. for the three term loans with an aggregate principal amount of KRW 6.0 billion ($4.3 million) outstanding, pursuant to which the maturity date for such loans was extended from August 2024 to February 2025.

M-Venture Investment Co., Ltd

In July 2024, the Company repaid KRW 1.0 billion ($0.7 million) to M-Venture Investment Co., Ltd. In July 2024, the Company executed an amendment with M-Venture Investment Co., Ltd. and Mujin Electronics Co., Ltd. for the term loan of KRW 5.0 billion ($3.7 million) outstanding as of June 30, 2024. As a result, Mujin Electronics Co., Ltd. assumed the loan from M-Venture Investment Co., Ltd., and the maturity date was extended from July 2024 to January 2025 with an interest rate of 6.8%.

KEB Hana Bank

In July 2024, the Company executed an amendment with KEB Hana Bank for the term loan of KRW 8.0 billion ($5.8 million) outstanding as of June 30, 2024, pursuant to which the maturity date was extended from July 2024 to July 2025.

Anapass, Inc.

In July 2024, the Company executed an amendment with Anapass, Inc., for the term note of KRW 6 billion ($4.3 million) outstanding, pursuant to which the maturity date was extended from July 2024 to July 2025.

Purchase Agreement

In July 2024, the Company sold 544,136 shares of its common stock for gross proceeds of $2.7 million, of which $0.5 million was withheld by B. Riley against the outstanding amount payable, and $2.2 million was received by the Company in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 26, 2024 (the “Closing Date” or “Closing”), GCT Semiconductor, Inc. (“Legacy GCT”) and Concord Acquisition Corp III, a Delaware corporation (“Concord III”), consummated the Merger pursuant to the Business Combination Agreement and Concord III changed its name to GCT Semiconductor Holding, Inc. (“GCT”). As a result, the financial statements of Legacy GCT are now the financial statements of GCT. This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and related notes appearing elsewhere in this Quarterly Report and Legacy GCT’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and related notes included in our Form 8-K filing with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

This discussion may contain forward-looking statements including, but not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. You should read the sections in this Quarterly Report titled “Risk Factors” and “Special Note of Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated, the terms “GCT,” “the Company,” “we,” “us,” or “our” refer to GCT Semiconductor Holding Inc., a Delaware corporation, together with our consolidated subsidiaries.

Overview

We are a fabless semiconductor company that specializes in the design, manufacturing and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers (“RF”) and modems, which are essential for a wide variety of industrial, B2B and consumer applications. We have successfully developed and supplied communication semiconductor chipsets and modules to leading wireless operators worldwide, as well as to original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) for portable wireless routers (e.g., Mobile Router/MiFi), indoor and outdoor fixed wireless routers (e.g., CPE), industrial M2M applications and smartphones.

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

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock, and the exercise of stock options.

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

The Company received $17.2 million cash proceeds from the Business Combination and private investment from public equity financing (“PIPE Financing”), net of transaction costs. Total direct and incremental transaction costs of Concord III and Legacy GCT were $22.0 million and treated as a reduction of the cash proceeds, of which $8.9 million was deducted from additional paid-in capital for underwriting, accounting, legal and other fees, and the remaining balance of $13.1 million was expensed in the period incurred by Concord III.

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

Downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. In addition, from the end of 2022, the semiconductor industry experienced a downturn due to inventory corrections and reduced consumer demands. These downturns have directly impacted GCT’s business, suppliers, distributors, and end customers. More recently the semiconductor industry has normalized however there have been lingering effects that continue to effect certain segments including that for 4G LTE, where channel inventories continue to exist and where demand has been reduced due to expedited customer transition from 4G LTE to 5G. While we expect a continued recovery of the broader semiconductor markets in the remainder of 2024, there is no guarantee that such recovery will occur or that the extent of recovery will be at a pace as initially anticipated.

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

Public Company Costs

As a result of the Business Combination, we became the successor to an SEC-registered and NYSE-listed company, which requires us to hire additional personnel and implement procedures and processes to address and comply with public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional expenses as a public company including directors’ and officers’ liability insurance premiums, director fees, and additional internal and external accounting, legal and administrative costs.

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

Service Revenues

Our service revenues are generated from the sale of mobile semiconductor platform solutions aimed at the 4G LTE and 5G industries, development services, technical advice, and maintenance services. Service revenues are generally recognized over time as the customer obtains control of the promised services.

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

Sales and Marketing Expenses

Our sales and marketing (“S&M”) expenses consist of employee-related expenses, including salaries, commissions, employee benefits costs, and stock-based compensation for all marketing, sales, and sales support employees. S&M expenses also include local and centralized advertising costs and the infrastructure required to support our marketing efforts. We expense S&M costs in the periods in which they are incurred.

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

Other Income (Expenses), Net

Other income (expenses), net consists of foreign currency gains and losses, changes in fair value of convertible promissory notes, gains and losses associated with the redemption of convertible notes, and other miscellaneous income and expenses.

Results of Operations

This section discusses the results of our operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the Three Months Ended June 30, 2024 and 2023

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended June 30,
	2024	2023	$ change	% change
Net revenues:
Product	$18	$4,042	$(4,024)	(100)%
Service	1,450	259	1,191	460%
Total net revenues	1,468	4,301	(2,833)	(66)%
Cost of net revenues:
Product	158	991	(833)	(84)%
Service	389	479	(90)	(19)%
Total cost of net revenues	547	1,470	(923)	(63)%
Gross profit	921	2,831	(1,910)	(67)%
Operating expenses:
Research and development	4,164	3,985	179	4%
Sales and marketing	976	757	219	29%
General and administrative	2,860	2,627	233	9%
Total operating expenses	8,000	7,369	631	9%
Loss from operations	(7,079)	(4,538)	(2,541)	56%
Interest expense	(760)	(2,723)	1,963	(72)%
Other income (expenses), net	6,863	731	6,132	839%
Loss before provision for income taxes	(976)	(6,530)	5,554	(85)%
Provision for income taxes	67	37	30	81%
Net Loss	$(1,043)	$(6,567)	$5,524	(84)%

Net Revenues

Net revenues decreased by $2.8 million, or 66%, to $1.5 million for the three months ended June 30, 2024 from $4.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $4.0 million in product sales, partially offset by an increase of $1.2 million service revenue.

Product sales decreased from $4.0 million for the three months ended June 30, 2023 to an insignificant amount for the three months ended June 30, 2024. The decrease was due to excess LTE channel inventory and our largest customers changing their priorities on product development from 4G to the next generation 5G products during 2023, which resulted in the reduction of 4G activity and decline for demand during the three months ended June 30, 2024. Our net revenues are expected to increase with these customers after the launch of our 5G products.

Service revenues increased by $1.2 million, from $0.3 million for the three months ended June 30, 2023 to $1.5 million for the three months ended June 30, 2024. This increase was due to a new customer contract.

Cost of Net Revenues

Cost of net revenues decreased by $0.9 million, or 63%, to $0.5 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023. Product costs decreased by $0.8 million from $1.0 million for the three months ended June 30, 2023 to $0.2 million for the three months ended June 30, 2024. The change was primarily driven by a decrease in direct product costs as we sold fewer units. Service costs remained comparable for the three months ended June 30, 2024 and 2023.

Our gross margin decreased to 63% for the three months ended June 30, 2024 from 66% for the three months ended June 30, 2023 primarily due to decreased product sales.

Research and Development Expenses

Research and development expenses increased by $0.2 million, or 4%, from $4.0 million for the three months ended June 30, 2023 to $4.2 million for the three months ended June 30, 2024. This change was primarily due to a $0.3 million increase in research and development expenses mainly related to services provided by Alpha to design 5G chip products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 29%, from $0.8 million for the three months ended June 30, 2023 to $1.0 million for the three months ended June 30, 2024. This increase was primarily due to personnel-related costs.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 9%, from $2.6 million for the three months ended June 30, 2023 to $2.9 million for the three months ended June 30, 2024. The change was primarily due to a $1.2 million increase in professional expenses related to the public company operations, partially offset by a net reduction of $0.8 million in provision for credit losses and $0.2 million net reduction in other expenses.

Interest Expense

Interest expense decreased by $2.0 million, or 72%, from $2.7 million for the three months ended June 30, 2023 to $0.8 million for the three months ended June 30, 2024. The decrease was primarily due to the conversion of significant amounts of outstanding convertible notes upon the closing of the Business Combination.

Other Income (Expenses), Net

Other income (expenses), net for the three months ended June 30, 2024 of $6.9 million was primarily from the net gain of $6.6 million from the fair value remeasurement of our warrants based on the reduction in our stock price during the second fiscal quarter. Other income (expenses), net for the three months ended June 30, 2023 of $0.7 million was primarily from the fair value measurement of our convertible promissory notes.

For the Six Months Ended June 30, 2024 and 2023

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Six Months Ended June 30,
	2024	2023	$ change	% change
Net revenues:
Product	$2,396	$4,641	$(2,245)	(48)%
Service	2,337	2,722	(385)	(14)%
Total net revenues	4,733	7,363	(2,630)	(36)%
Cost of net revenues:
Product	812	1,969	(1,157)	(59)%
Service	1,047	1,042	5	—%
Total cost of net revenues	1,859	3,011	(1,152)	(38)%
Gross profit	2,874	4,352	(1,478)	(34)%
Operating expenses:
Research and development	9,685	4,887	4,798	98%
Sales and marketing	1,972	1,593	379	24%
General and administrative	5,696	4,104	1,592	39%
Gain on extinguishment of liability	(14,636)	—	(14,636)	100%
Total operating expenses	2,717	10,584	(7,867)	(74)%
Income (loss) from operations	157	(6,232)	6,389	(103)%
Interest expense	(2,842)	(3,658)	816	(22)%
Other income (expenses), net	2,525	2,017	508	25%
Loss before provision for income taxes	(160)	(7,873)	7,713	(98)%
Provision for income taxes	126	87	39	45%
Net income (loss)	$(286)	$(7,960)	$7,674	(96)%

Net Revenues

Net revenues decreased by $2.6 million, or 36%, from $7.3 million for the six months ended June 30, 2023 to $4.7 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of $2.2 million in product sales and $0.4 million decrease in service revenues.

Product sales decreased by $2.2 million, or 48%, from $4.6 million for the six months ended June 30, 2023 to $2.4 million for the six months ended June 30, 2024. This decrease included a net reduction of $1.4 million of LTE product sales and $0.8 million in LTE platform sales. This trend was primarily due to excess LTE channel inventory and the changing priorities of our largest customers that shifted their focus to the next generation 5G products. Our net revenues are expected to increase with these customers after we launch our 5G products.

Service revenues decreased by $0.4 million, or 14%, to $2.3 million for the six months ended June 30, 2024 from $2.7 million for the six months ended June 30, 2023. The decrease was primarily due to several large projects resulting in $2.5 million of service revenues during the first fiscal quarter of 2023 that did not occur during the first fiscal quarter of 2024. We initiated a large project in the second quarter of 2024 and reduced the gap in service revenues for the six months ended June 30, 2024 compared to the same period in 2023.

Cost of Net Revenues

Cost of net revenues decreased by $1.2 million, or 38%, from $3.0 million for the six months ended June 30, 2023 to $1.9 million for the six months ended June 30, 2024, driven primarily by the reduction in our product sales. Product costs decreased by $1.2 million, or 59%, from $2.0 million for the six months ended June 30, 2023 to $0.8 million for the six months ended June 30, 2024. This change was driven primarily by the reduction in direct product costs as we sold fewer units. Service costs remained comparable for the six months ended June 30, 2024 and the six months ended June 30, 2023.

Our gross margins remained relatively stable at 61% for the six months ended June 30, 2024 compared to 59% for the six months ended June 30, 2023. Our service cost of net revenues remained stable and improved overall margin in spite of the reduction in product sales.

Research and Development Expenses

Research and development expenses increased by $4.8 million, or 98% from $4.9 million for the six months ended June 30, 2023 to $9.7 million for the six months ended June 30, 2024, primarily in connection with our development projects. This increase was primarily due to a $2.7 million increase in research and development expenses mainly related to services provided by Alpha to design 5G chip products, and a $2.0 million increase in expensed intellectual property costs related to our new 5G chip products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million, or 24%, from $1.6 million for the six months ended June 30, 2023 to $2.0 million for the six months ended June 30, 2024. This change was primarily due to increase in personnel related costs.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 39%, from $4.1 million for the six months ended June 30, 2023 to $5.7 million for the six months ended June 30, 2024. The change was primarily due to a $1.2 million increase in stock-based compensation related to the vesting of equity awards with performance conditions met upon the closing of the Business Combination, and a $1.2 million increase in professional expenses related to the public company operations, partially offset by a net decrease of $0.5 million in provision for credit losses.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the six months ended June 30, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. There was no similar transaction that took place during the comparable period of 2023.

Interest Expense

Interest expense decreased by $0.8 million, or 22%, from $3.7 million for the six months ended June 30, 2023 to $2.8 million for the six months ended June 30, 2024. The decrease of $0.8 million was primarily due to the conversion of significant amounts of outstanding convertible notes upon the closing of the Business Combination.

Other Income (Expenses), Net

Other income (expenses), net for the six months ended June 30, 2024 of $2.5 million was primarily from the net gain of $2.0 million from fair value remeasurement of our warrants based on the reduction in our stock price during the period then ended. Other income (expenses), net for the six months ended June 30, 2023 of $2.0 million was primarily from the fair value measurement of our convertible promissory notes and foreign currency gains.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

With limited exceptions, we have incurred and expect that we will continue to incur significant operating losses. For the three and six months ended June 30, 2024, we had a net loss of $1.0 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, we had cash used in operating activities of $24.1 million and $6.4 million, respectively. As of June 30, 2024, we had an accumulated deficit of $549.9 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

In March 2024, we received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing, net of transaction costs in connection with the closing of the Business Combination. As a result of the cash proceeds received in connection with the Business Combination and other capital resources available to us, including sales of our products and services and the Purchase

Agreement discussed below, we believe we have sufficient cash to fund our operations for at least the next 12 months from the filing of this Quarterly Report on Form 10-Q.

In April 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 to register the resale of shares of common stock to be sold to B. Riley, which became effective on June 6, 2024. Through June 30, 2024, we sold an aggregate of 678,462 shares of our common stock and received net proceeds of $2.8 million under the Purchase Agreement and $0.5 million was withheld by B. Riley against the outstanding amounts payable.

As of June 30, 2024, we have outstanding convertible promissory notes and borrowings with a total principal amount of $43.6 million, of which $38.6 million is contractually due within 12 months from this reporting date. During July 2024, we were able to renegotiate the timing of payments for some of the obligations that initially were due in the third fiscal quarter of 2024. However, our existing debt obligations largely remain due within one year from June 30, 2024. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

While a portion of the cash proceeds received in connection with the Business Combination was expended to support our 5G activity and fund other operational expenses, we expect that further and significant ongoing operating expenditures will be necessary to successfully implement our business plan and market our products. With the start of manufacturing, shipments and commercialization of our first 5G chipset expected during the first half of 2025, we anticipate significant related expenditures in the form of production-related costs, including mask sets, wafers, and design service fees, and most such costs will be incurred prior to the commencement of manufacturing and production. If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital, the payments can be delayed, which may adversely affect our business operations and financial performance. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in our Registration Statement on Form S-1 filed with the SEC on April 19, 2024.

We intend to mitigate the risk of any working capital deficit by continuing to seek and execute appropriate actions to secure funding as a publicly traded company, including extension and refinancing of existing loans, executing public or private equity offerings, debt financings, and other means. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

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

While we believe that we have a reasonable basis for our expectation and we will be available to raise additional funds, we cannot provide assurance that we will be able to complete additional financing in a timely manner. In addition, the sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. Should we enter into definitive collaboration and/or joint venture agreements or engage in business combinations in the future, we may be required to seek additional financing.

Cash flow Comparison for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(24,062)	$(6,371)
Cash used in investing activities	(131)	(222)
Cash provided by financing activities	27,860	6,834
Effect of exchange rate changes on cash	110	(380)
Net increase (decrease) in cash	$3,777	$(139)

Operating Activities

Cash used in operating activities of $24.1 million during the six months ended June 30, 2024 was primarily attributable to our net loss of $0.3 million, non-cash adjustments of $12.5 million, and net change in our operating assets and liabilities of $11.3 million. Non-cash adjustments consisted primarily of $14.6 million gain from the extinguishment of a liability, $2.0 million gain from the change in fair value of warrant liabilities and $0.5 million change in provision for credit loss, partially offset by $1.5 million in stock-based compensation, $1.2 million loss from the change in fair value of convertible promissory notes, $0.7 million in non-cash expense related to the issuance of common stock to underwriter, $0.6 million loss from the initial recognition of common stock forward liability, $0.4 million in depreciation and amortization charges and $0.3 million in operating lease right-of-use amortization. The change in our operating assets and liabilities of $11.3 million primarily resulted from a decrease of $7.8 million in our accounts payable and accrued and other current liabilities due to the payment of costs incurred related to our Business Combination, an increase of $1.7 million in our prepaid expenses and other current assets related to timing of payments for inventory and manufacturing of wafers, an increase of $1.2 million in our contract assets due to unbilled services provided under certain projects, and an increase of $0.5 million in our inventory due to lower sales.

Cash used in operating activities of $6.4 million during the six months ended June 30, 2023 was primarily attributable to our net loss of $8.0 million, partially offset by $0.5 million in non-cash adjustments and $1.1 million change in our operating assets and liabilities. Non-cash adjustments consisted primarily of $0.8 million net loss from provision for credit losses, $0.4 million in depreciation and amortization charges and $0.4 million in operating lease right-of-use amortization, partially offset by $1.1 million gain from the change in fair value of convertible promissory notes. The change in our operating assets and liabilities of $1.1 million primarily resulted from an increase of $4.3 million in our accounts payable and accrued and other current liabilities related to the timing of payments, partially offset by an increase of $1.9 million in our contract assets due to unbilled services provided under certain projects, a decrease of $0.6 million in our contract liabilities due to the provision of our services under certain projects, an increase of $0.5 million in accounts receivable primarily due to slower collections from certain customers, and an increase of $0.2 million in inventory due to lower sales.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 and 2023 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $27.9 million during the six months ended June 30, 2024 consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes and $2.8 million proceeds received from issuance of common stock to B. Riley under the Purchase Agreement, partially offset by $7.9 million repayment of our bank borrowings and $0.6 million repayment of convertible promissory notes.

Cash provided by financing activities of $6.8 million during the six months ended June 30, 2023 primarily related to net proceeds from bank borrowings.

Commitments and Contractual Obligations

We have material commitments and contractual obligations, including leases, purchase commitments, and research and development agreements. We have various operating leases, under which we lease office equipment and office space. The operating leases have various expiration dates through 2026.

We have certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services, and we have entered into a material research and development agreement. See Note 8 to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding our additional commitments and contractual obligations.

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 7, to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding our debt arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We base our estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates, and any such differences may be material.

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition,” “Results of Operations – Critical Accounting Policies,” and “Significant Judgements and Estimates” disclosed in our Form 8-K filing with the SEC on April 1, 2024, except that from the Closing we have certain contracts in our own equity that are subject to liability classification and remeasurement each reporting periods.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectability of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. While such credit losses have historically been minimal, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The provision for credit losses was $1.1 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.

Fair Value of Convertible Promissory Notes

We have made an election to account for our convertible promissory notes under the fair value option, the convertible promissory notes are recorded at their initial fair value on the date of issuance and then are adjusted to fair value upon any modification and at each balance sheet date thereafter. Changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations within other income (expenses), net.

Our convertible promissory notes are valued using a discounted cash flow (“DCF”) model or binomial lattice model (“BLM”), and, prior to the Business Combination, were valued using a combination of an option pricing model and Probability-Weighted Expected Return Method (“PWERM”), which are a Level 3 fair value measurements. Significant assumptions used in the DCF include the remaining term and discount rate. Significant assumptions used in the BLM include volatility, remaining term, risk-free rate, and credit spread. The PWERM is a scenario-based methodology that estimates the fair value based using an analysis of future values for the Company that assumes various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability-weighted to arrive at an indication of value. Significant assumptions used in the PWERM include volatility, discount rate, and the probability of a future liquidity event.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting and Smaller Reporting Company Elections

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2023 and 2022, we had a net loss of $22.5 million and $26.4 million, respectively, and used cash in operating activities of $8.8 million and $18.1 million, respectively. For the six months ended June 30, 2024, we had a net loss of $0.3 million, and used cash in operating activities of $24.1 million. As of June 30, 2024, we had an accumulated deficit of $549.9 million and negative working capital of approximately $42.3 million. We had short-term debt, including convertible promissory notes and borrowings, in the amount of $38.6 million as of June 30, 2024. As of December 31, 2023 and 2022, we had an accumulated deficit of $549.7 million and $527.2 million, respectively and negative working capital of approximately $101.8 million. We had short-term debt in the amount of $72.3 million, including convertible promissory notes and borrowings as of December 31, 2023. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future. Accordingly, if we do not generate sufficient level of revenue or become profitable, we will be required to seek other sources of funding, such as issuance of equity or debt securities to raise capital. Any such financings may not be accessible on acceptable terms, if at all. The failure to raise additional capital or otherwise obtain funding for our operation will have a material adverse effect on our business, results of operations and financial position.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and fund working capital.

As of June 30, 2024, we have outstanding convertible promissory notes and borrowings with a total principal amount of $43.6 million, of which $38.6 million is contractually due within 12 months from the reporting date. We may also incur substantial additional indebtedness. Our indebtedness could have important consequences, including the following:

●	we may be unsuccessful in refinancing our existing indebtedness on a long-term basis;
●	we could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;
●	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures and other general corporate activities;
●	in order to manage our debt and cash flows, we may increase our short-term indebtedness and decrease our long-term indebtedness which may not achieve the desired results;

●	covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	we may be more vulnerable to general adverse economic and industry conditions;
●	we may be placed at a competitive disadvantage compared to our competitors with less debt; and
●	we may have difficulty repaying or refinancing our obligations under our senior credit facilities on their respective maturity dates.

If any of these consequences occur, our financial condition, results of operations and ability to pay dividends could be adversely affected. This, in turn, could negatively affect the market price of our Common Stock, and we may need to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.

We cannot assure that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
10.1

Common Stock Purchase Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

10.2

Amendment No 1 to Common Stock Purchase Agreement, dated May 21, 2024, by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 22, 2024).

10.3

Registration Rights Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCT Semiconductor Holding, Inc.

Date: August 14, 2024	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: August 14, 2024	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer