Form 10-Q
period 2024-09-30
GCT Semiconductor Holding, Inc.
filed 2024-11-14
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Registrant’s telephone number, including area code: (408) 434‑6040

Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GCTS	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	GCTSW	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2024, the registrant had 47,736,824 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our financial condition, results of operations, earnings outlook and our prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•
our financial and business performance, including our financial projections and business metrics;
•
changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs;
•
macroeconomic conditions, including labor disputes, inflationary impacts and disruptions to the global supply chain;
•
increase in supply chain costs, including raw materials, sourcing, transportation and energy;
•
the impact of tariffs and trade policies, particularly with respect to China;
•
our inability to anticipate the future market demands and future needs of our customers;
•
our ability to develop new 5th generation (“5G”) products under collaboration agreements with our major partners;
•
the impact of component shortages, suppliers’ lack of production capacity, natural disasters or pandemics on our sourcing operations and supply chain;
•
our future capital requirements and sources and uses of cash;
•
our ability to cover our future capital expenditures and to pay down our near-term debt obligations;
•
our ability to obtain funding for its operations;
•
our anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;
•
our expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy the liquidity needs of the Company;
•
the outcome of any legal proceedings that may be instituted against us following completion of the Business Combination and transactions contemplated thereby;
•
our ability to maintain the listing of our common stock on the NYSE;
•
the risk that the Business Combination disrupts current plans and operations;
•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of us to grow and manage growth profitably;
•
technology, cybersecurity, and data privacy risks;
•
geopolitical conditions, including political instability in the U.S. and abroad, unrest and sanctions, war, conflict, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan;
•
legislative or regulatory risks relating to climate change;
•
reputational risks; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10‑Q, including those set forth under the section entitled “Risk Factors.”

i

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form S‑1 filed with the Securities and Exchange Commission (“SEC”) on May 22, 2024, as amended. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10‑Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,812	$258
Accounts receivable, net	6,441	4,920
Inventory	3,110	1,486
Contract assets	5,098	3,439
Prepaid expenses and other current assets	3,545	2,906
Total current assets	20,006	13,009
Property and equipment, net	641	772
Operating lease right-of-use assets	1,065	1,521
Intangibles, net	99	245
Other assets	810	881
Total assets	$22,621	$16,428
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,070	$17,814
Contract liabilities	511	48
Accrued and other current liabilities	22,365	23,956
Common stock forward liability	451	—
Borrowings	32,819	44,509
Convertible promissory notes, current	4,008	27,794
Operating lease liabilities, current	724	680
Total current liabilities	61,948	114,801
Convertible promissory notes, net of current	4,830	6,239
Net defined benefit liabilities	8,052	7,689
Long-term operating lease liabilities	358	850
Income taxes payable	2,245	2,178
Warrant liabilities	3,197	—
Other liabilities	242	108
Total liabilities	80,872	131,865
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 and 82,352 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share; 400,000 and 200,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 47,611 and 24,166 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively(1)	5	3
Additional paid-in capital(1)	499,751	435,752
Accumulated other comprehensive loss	(946)	(1,538)
Accumulated deficit	(557,061)	(549,654)
Total stockholders’ deficit	(58,251)	(115,437)
Total liabilities and stockholders’ deficit	$22,621	$16,428

(1)
Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements.)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Product	$1,715	$4,026	$4,111	$8,667
Service	895	450	3,232	3,172
Total net revenues	2,610	4,476	7,343	11,839
Cost of net revenues:
Product	710	3,985	1,522	5,954
Service	274	(36)	1,321	1,006
Total cost of net revenues	984	3,949	2,843	6,960
Gross profit	1,626	527	4,500	4,879
Operating expenses:
Research and development	4,210	2,367	13,895	7,254
Sales and marketing	949	744	2,921	2,337
General and administrative	2,379	1,433	8,075	5,537
Gain on extinguishment of liability	—	—	(14,636)	—
Total operating expenses	7,538	4,544	10,255	15,128
Loss from operations	(5,912)	(4,017)	(5,755)	(10,249)
Interest expense	(667)	(1,220)	(3,509)	(4,878)
Other income (expenses), net	(481)	929	2,044	2,946
Loss before provision for income taxes	(7,060)	(4,308)	(7,220)	(12,181)
Provision for income taxes	61	38	187	125
Net loss	$(7,121)	$(4,346)	$(7,407)	$(12,306)
Net loss per common share(1):
Basic and diluted	$(0.16)	$(0.18)	$(0.19)	$(0.51)
Weighted-average common shares outstanding(1):
Basic and diluted	45,645	24,055	38,418	23,934

(1)
Amounts for the three and nine months ended September 30, 2023 and before that date differ from those in prior year condensed consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (as defined in the Notes to the Unaudited Condensed Consolidated Financial Statements).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive loss, net of taxes:
Net loss	$(7,121)	$(4,346)	$(7,407)	$(12,306)
Foreign currency translation adjustment	(1,180)	537	592	1,386
Comprehensive loss	$(8,301)	$(3,809)	$(6,815)	$(10,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	129,396	$129	$435,626	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization	(105,230)	(126)	126	—	—	—
Balance as of December 31, 2023(1)	24,166	3	435,752	(1,538)	(549,654)	(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Stock-based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	1,064	—	1,064
Net income	—	—	—	—	757	757
Balance as of March 31, 2024	45,833	5	487,006	(474)	(548,897)	(62,360)
Issuance of common stock under common stock purchase agreement	679	—	3,388	—	—	3,388
Issuance of commitment shares in connection with common stock purchase agreement	57	—	—	—	—	—
Issuance of common stock to underwriter	110	—	667	—	—	667
Stock-based compensation	—	—	323	—	—	323
Foreign currency translation adjustment	—	—	—	708	—	708
Net loss	—	—	—	—	(1,043)	(1,043)
Balance as of June 30, 2024	46,679	5	491,384	234	(549,940)	(58,317)
Issuance of common stock under common stock purchase agreement	1,422	—	5,541	—	—	5,541
Issuance of common stock and common stock warrants in a private placement	742	—	2,240	—	—	2,240
Issuance of common stock upon exercise of stock options	118	—	13	—	—	13
Forfeiture of unvested sponsor earnout shares	(1,350)	—	—	—	—	—
Stock-based compensation	—	—	573	—	—	573
Foreign currency translation adjustment	—	—	—	(1,180)	—	(1,180)
Net loss	—	—	—	—	(7,121)	(7,121)
Balance as of September 30, 2024	47,611	$5	$499,751	$(946)	$(557,061)	$(58,251)

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

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2022	127,761	$128	$433,990	$(1,862)	$(527,185)	$(94,929)
Reverse recapitalization	(103,900)	(126)	126	—	—	—
Balance as of December 31, 2022(1)	23,861	2	434,116	(1,862)	(527,185)	(94,929)
Issuance of common stock upon exercise of stock options(1)	5	—	1	—	—	1
Stock-based compensation	—	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	674	—	674
Net loss	—	—	—	—	(1,393)	(1,393)
Balance as of March 31, 2023(1)	23,866	2	434,119	(1,188)	(528,578)	(95,645)
Issuance of common stock upon exercise of stock options(1)	33	—	4	—	—	4
Issuance of common stock from convertible promissory notes conversion(1)	4	—	72	—	—	72
Stock-based compensation	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	175	—	175
Net loss	—	—	—	—	(6,567)	(6,567)
Balance as of June 30, 2023(1)	23,903	2	434,198	(1,013)	(535,145)	(101,958)
Issuance of common stock upon exercise of stock options(1)	171	1	17	—	—	18
Issuance of common stock from convertible promissory notes conversion(1)	1	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Foreign currency translation adjustment	—	—	—	537	—	537
Net loss	—	—	—	—	(4,346)	(4,346)
Balance as of September 30, 2023(1)	24,075	$3	$434,218	$(476)	$(539,491)	$(105,746)

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

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(7,407)	$(12,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	654
Operating lease right-of-use amortization	463	581
Stock-based compensation	2,119	8
Issuance of common stock to underwriter	667	—
Change in credit loss allowance	(547)	793
Change in fair value of convertible promissory notes	1,354	(1,116)
Change in fair value of warrant liabilities	(2,761)	—
Loss from initial recognition of common stock forward liability	586	—
Gain on extinguishment of liability	(14,636)	—
Changes in operating assets and liabilities:
Accounts receivable	(895)	(3,290)
Inventory	(1,624)	1,816
Contract assets	(1,659)	(1,984)
Prepaid expenses and other current assets	(21)	785
Other assets	70	87
Accounts payable	(2,328)	(744)
Contract liabilities	463	16
Accrued and other current liabilities	(3,040)	7,387
Net defined benefit liabilities	674	328
Income tax payable	35	(135)
Lease liabilities	(455)	(797)
Other liabilities	(275)	(3)
Net cash used in operating activities	(28,689)	(7,920)
Investing activities:
Purchases of property and equipment	(185)	(284)
Net cash used in investing activities	(185)	(284)
Financing activities:
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	17,238	—
Proceeds from issuance of convertible promissory notes	16,290	—
Proceeds from issuance of common stock under common stock purchase agreement	7,814	—
Proceeds from issuance of common stock and common stock warrants in a private placement	2,240	—
Proceeds from borrowings	3,696	7,604
Proceeds from exercise of stock options	13	23
Repayments of borrowings	(14,065)	(23)
Repayments of convertible promissory notes	(1,630)	—
Payments of financial lease liabilities	—	(13)
Net cash provided by financing activities	31,596	7,591
Effect of exchange rate changes on cash and cash equivalents	(1,168)	(665)
Net increase (decrease) in cash and cash equivalents	1,554	(1,278)
Cash and cash equivalents at beginning of period	258	1,398
Cash and cash equivalents at end of period	$1,812	$120
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,059	$1,515
Cash paid for income taxes	$212	$47
Cash paid for operating leases	$562	$797
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$41,209	$72
Settlement of common stock forward liability in equity	$135	$—
Proceeds from issuance of common stock withheld for outstanding payables	$975	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$54	$1,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

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

On March 26, 2024 (the “Closing Date” or “Closing”), Concord Acquisition Corp III (“Concord III”), a Delaware corporation, consummated a series of transactions that resulted in the combination of Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III (“Merger Sub”), and GCT Semiconductor, Inc. ( “Legacy GCT”), pursuant to a Business Combination Agreement, dated November 2, 2023 (as amended, the “Business Combination Agreement”), by and among Concord III, Merger Sub and Legacy GCT. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy GCT, with Legacy GCT surviving the merger as a wholly-owned subsidiary of Concord III (the “Business Combination”). On the Closing Date, Concord III changed its name from Concord III to “GCT Semiconductor Holding, Inc.”

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Through September 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $557.1 million as of September 30, 2024. The Company’s existing sources of liquidity as of September 30, 2024 include cash and cash equivalents of $1.8 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt.

In March 2024, the Company received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing (as defined in Note 3), net of transaction costs. In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations. Through September 30, 2024, the Company received $7.8 million in net proceeds under the Purchase Agreement.

Management believes that the available financing under the Purchase Agreement and other capital resources available to the Company, including future sales of products and services, will be sufficient to fund the Company’s operations for at least 12 months after the filing date of this Quarterly Report on Form 10‑Q. To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in unaudited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Form 8‑K filed with the SEC on April 1, 2024. The information as of December 31, 2023 included in the condensed consolidated balance sheets was derived from the audited consolidated financial statements. Certain amounts reported in the audited consolidated financial statements for the year ended December 31, 2023 have been reclassified to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s Level 3 financial instruments consist of a common stock forward liability, convertible promissory notes, and warrant liabilities.

Risk and Uncertainties

The Company is subject to certain risks and uncertainties and believes changes in any of the following areas could have a material adverse effect on the Company’s future financial position or results of operations or cash flows: 5G and other new product development, including market receptivity, the ability to satisfy obligations under development agreements with major partners, litigation or claims against the Company based on intellectual property, patent, product regulation or other factors, competition from other products, general economic conditions, the ability to attract and retain qualified employees and ultimately to sustain profitable operations.

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures, and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new 5G and other new products, new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in unaudited condensed consolidated operating results due to the abovementioned factors.

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. The Company determined that provisions for credit losses of approximately $1.1 million and $1.6 million were necessary as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	September 30, 2024	December 31, 2023
Customer A	27%	—%
Customer H	20%	19%
Customer I	12%	14%
Customer J	12%	27%
Customer K	—%	10%

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
Customer A	—%	—%	27%	—%
Customer B	24%	—%	25%	—%
Customer C	—%	—%	12%	—%
Customer D	—%	—%	—%	25%
Customer F	—%	13%	—%	13%
Customer H	57%	—%	20%	—%
Customer I	—%	24%	—%	—%
Customer J	—%	47%	—%	20%

Management closely monitors the creditworthiness and performance of these key customers and has established credit limits and terms to mitigate potential credit risks. The Company also continues diversifying its customer base and exploring opportunities to reduce its reliance on a few major customers.

Foreign Currency

Financial statements of foreign subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at the end-of-period exchange rates or at historical exchange rates for purposes of consolidation. Revenues and expenses are translated using average exchange rates during the reporting period. Translation adjustments are included in accumulated other comprehensive loss within stockholders’ deficit. Gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other income (expenses), net in the unaudited condensed consolidated statements of operations. The Company recognized foreign currency exchange losses of $1.1 million and gains of $0.8 million for the three and nine months ended September 30, 2024, respectively. The Company recognized $0.9 million and $1.8 million of foreign currency exchange gains for the three and nine months ended September 30, 2023, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes. Changes in the estimated fair value of the outstanding convertible promissory notes are recognized in other income (expenses), net in the condensed consolidated statements of operations.

Common Stock Warrants

Common stock warrants are classified as liabilities if they do not meet equity classification requirements based on their settlement mechanism upon a change of control and similar transactions. The corresponding liability is remeasured at fair value while the common stock warrants remain outstanding, with changes in fair value recognized in other income (expenses), net in the unaudited condensed consolidated statements of operations. Common stock warrants that meet equity classification requirements are credited to stockholders’ deficit on their issuance dates and are not subsequently remeasured.

Certain Equity Contracts

The Company’s promises to potentially issue additional shares in the future based on certain market conditions, including the Legacy GCT Earnout Shares and the Sponsor Earnout Shares, are discussed in Note 3. These financial instruments were determined to be equity classified and credited to the stockholders’ deficit upon consummation of the Business Combination.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020‑06, Debt—Debt with Conversion and Other Options (Subtopic 470‑20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815‑40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020‑06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The Company adopted this guidance effective January 1, 2024 and noted no material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021‑08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which provides an exception to fair value measurement for contract assets and contract liabilities related to revenue contracts acquired in a business combination. ASU 2021-08 requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted this guidance effective January 1, 2024 and noted no material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022‑03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring the fair value of the equity security and cannot be recognized as a separate unit of account. ASU 2022-03 also requires the investor to disclose the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions, and the circumstances that could cause a lapse in the restrictions. ASU 2022-03 is effective for annual and interim periods beginning after December 15, 2024, with early adoption permitted. The Company retrospectively adopted this guidance effective July 1, 2024 and noted no material impact on the Company’s unaudited condensed consolidated financial statements.

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

3. Reverse Recapitalization

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

•
Each share of Legacy GCT common stock issued and outstanding prior to the Closing was cancelled and converted into the right to receive a number of shares of the Company common stock at the exchange ratio of 0.1868.
•
Each outstanding instrument of Legacy GCT stock options, restricted stock units (“RSUs”), and warrant shares were converted into equivalent Company stock options, RSUs, and warrant shares with the same terms and conditions and at the exchange ratio of 0.1868.
•
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

•
Legacy GCT stockholders comprised a relative majority of the voting power of GCT;
•
Legacy GCT stockholders had the ability to nominate a majority of the members of the board of directors of GCT;
•
Legacy GCT’s operations prior to the Business Combination comprised the only ongoing operations of GCT;
•
Legacy GCT’s senior management comprised the senior management of GCT;
•
GCT substantially assumed the Legacy GCT name;
•
Legacy GCT’s headquarters became GCT’s headquarters; and
•
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

In the event of a future transaction that results in a change in control in which shares of the Company common stock are converted into the right to receive cash or other consideration having a value equal to or in excess of a triggering event, then the Legacy GCT Earnout Shares subject to the applicable triggering event that have not been previously issued will be issued to the Legacy GCT stockholders effective as of immediately prior to the consummation of such transaction. In the event of a transaction that results in a change in control in which shares of Company common stock are converted into the right to receive cash or other consideration having a value less than a triggering event, then the Legacy GCT Earnout Shares subject to the applicable triggering event that have not been previously issued will be forfeited.

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

Sponsor Earnout Shares

Concurrently with entering into the Business Combination Agreement, the sponsor parties and the Company entered into that certain sponsor support agreement, as amended, modified, or supplemented (the “Sponsor Support Agreement”). Pursuant to the terms of the Sponsor Support Agreement, the sponsor parties have the right to receive up to 1,920,375 shares of the Company's common stock (“Sponsor Earnout Shares”). The Sponsor Earnout Shares are legally outstanding and remain unvested through September 30, 2024. The Sponsor Earnout Shares may vest between September 2024 and March 2029 if the VWAP of the Company’s common stock for any 20 trading days within 30 consecutive trading day periods exceeds the following VWAP Thresholds: (i) one-third of the shares based on the $12.50 per share VWAP Threshold, (ii) one-third of the shares based on the $15.00 per share VWAP Threshold, and (iii) one-third of the shares based on the $17.50 per share VWAP Threshold.

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

In July 2024, the number of Sponsor Earnout Shares subject to the market-based vesting condition was reduced to 570,796 shares of the Company’s common stock, as the sponsor parties did not meet the required performance condition for the entire grant. The remaining 1,349,579 shares previously included in the outstanding common stock were forfeited. No adjustments to the stockholders' deficit are required upon the forfeiture of the share-based awards that contain market conditions.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Disaggregation of Revenue

All product revenue presented in the condensed consolidated statement of operations is recognized at a point in time, and all service revenue is recognized over time. Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
South Korea	$1,500	$4	$3,500	$3,010
United States	837	572	2,565	2,888
Germany	46	353	916	353
China	32	3,567	167	5,133
Other	195	(20)	195	455
Total	$2,610	$4,476	$7,343	$11,839

Contract Assets and Liabilities

Net revenues recognized during the nine months ended September 30, 2024 and 2023 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods are less than $0.1 million and $0.7 million, respectively.

As of September 30, 2024 and December 31, 2023, the contract assets were $5.1 million and $3.4 million, respectively. The balances of contract liabilities related to contract fulfillment were $0.5 million and immaterial as of September 30, 2024 and December 31, 2023.

5. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$8,838	8,838
Warrant liabilities	—	—	3,197	3,197
Common stock forward liability	—	—	451	451

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$34,033	$34,033

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Valuation techniques and the inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	September 30, 2024	December 31, 2023
Convertible promissory notes, current	Discounted Cash Flow Model (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	$4,008	$—
	PWERM	Scenario of initial public offering (“IPO”) and merger and acquisition (“M&A”)	—	27,794
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	451	—
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	4,830	—
	PWERM	Scenario of initial public offering (“IPO”) and merger and acquisition (“M&A”)	—	6,239
Warrant liabilities	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	3,197	—

As of September 30, 2024, the key inputs for the convertible promissory notes valuation using the DCF model were as follows: remaining term ranging from 0.08 to 0.25 years and a discount rate of 10.07%. As of September 30, 2024, the key inputs for the convertible promissory notes, net of current, using the BLM were as follows: stock price of $3.35, volatility of 35.5%, remaining term of 1.4 years, risk-free rate of 3.85%, and credit spread of 5.6%.

As of September 30, 2024, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 1.6 years and future risk-free rate estimates ranging from 3.78 to 4.93% for this period.

As of September 30, 2024, the key inputs for the private placement warrants using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 4.5 years, volatility of 35.5%, and a risk-free rate of 3.55%. As of September 30, 2024, the key inputs for the public warrants using the BLM were as follows: exercise price of $11.50 per share and term to expiration of 4.5 years. As of September 30, 2024, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $10.00 per share, or $18.75 per share, term to expiration ranging from 1.41 years to 2.1 years, volatility ranging from 38.1% to 39.0%, and a risk-free rate ranging from 3.62% to 3.81%.

As of December 31, 2023, the PWERM was used as Legacy GCT was a private company. After the Closing, and as of September 30, 2024, the valuation techniques used reflect that the Business Combination was consummated.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2023	$34,033
Conversion	(41,209)
Borrowing	16,290
Change in fair value	1,203
As of March 31, 2024	10,317
Repayment	(630)
Change in fair value	(14)
As of June 30, 2024	9,673
Repayment	(1,000)
Change in fair value	165
As of September 30, 2024	$8,838

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2023	$—
Fair value of warrants assumed at Closing	5,958
Change in fair value	4,626
As of March 31, 2024	10,584
Change in fair value	(6,628)
As of June 30, 2024	3,956
Change in fair value	(759)
As of September 30, 2024	$3,197

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of March 31, 2024	$—
Loss from initial recognition	586
Settlement in equity	(51)
As of June 30, 2024	535
Settlement in equity	(84)
As of September 30, 2024	$451

6. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,247	$448
Work-in-process	504	601
Finished goods	1,359	437
Total inventory	$3,110	$1,486

There were no inventory write-downs during the nine months ended September 30, 2024 and 2023.

Prepaid expenses and other assets

Prepaid expenses and other assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$1,372	$433
Prepaid insurance	566	—
Prepaid research and development	565	—
Prepaid inventory	524	279
Lease deposit	422	434
Other receivables and current assets	96	117
Deferred transaction costs	—	1,643
Total prepaid expenses and other current assets	$3,545	$2,906

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related expenses	$9,126	$9,880
Accrued payables	6,764	6,319
Other taxes payable	3,191	158
Current portion of interest payable	2,560	6,915
Professional fees	548	499
Product warranty liabilities	37	55
Royalty and license fee	43	58
Other	96	72
Total accrued and other current liabilities	$22,365	$23,956

7. Debt

The Company’s outstanding debt was as follows (in thousands):

	September 30, 2024		December 31, 2023
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
Historical convertible promissory notes	$4,000	$4,008	$35,347	$34,033
2024 convertible promissory note	5,000	4,830	—	—
Total convertible promissory notes	9,000	8,838	35,347	34,033
Borrowings:
KEB Hana Bank	6,820	6,820	6,980	6,980
IBK Industrial Bank	6,972	6,972	7,135	7,135
Note payable (one individual investor)	—	—	1,000	1,000
Mujin Electronics Co., Ltd.	3,789	3,789	—	—
M-Venture Investment, Inc.	—	—	7,756	7,756
Anapass, Inc., related party	9,851	9,851	10,082	10,082
i Best Investment Co., Ltd	4,546	4,546	10,082	10,082
Kyeongho Lee, related party	841	841	1,474	1,474
Total debt	$41,819	41,657	$79,856	78,542
Less: current portion		(36,827)		(72,303)
Debt, net of current portion		$4,830		$6,239

Expected future minimum principal payments under the Company’s total debt is as follows as of September 30, 2024 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2024, remainder	$4,000	$7,813	$11,813
2025	—	25,006	25,006
2026	5,000	—	5,000
Total debt	$9,000	$32,819	$41,819

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Promissory Notes

Historical Convertible Promissory Notes

Between 2017 and 2022, the Company issued convertible promissory notes to various investors with maturity dates ranging from October 2020 to April 2025. The annual interest rates varied between 4.0% and 7.0%. In November 2023, the Company entered into an amendment with certain convertible promissory noteholders to modify the conversion terms such that these notes were automatically convertible upon a special purpose acquisition company (“SPAC”) transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $32.1 million converted into 4,258,223 shares of common stock at a conversion price of $10.00. In April 2024, the Company repaid one of the convertible promissory notes that was issued in 2021 with a principal amount of $0.6 million. In August and September 2024, the Company repaid one of the convertible promissory notes that was issued in 2017 with a principal amount of $1.0 million. As of September 30, 2024, the remaining principal and interest amount of $5.9 million was outstanding and related to one noteholder where conversion is at the noteholder’s discretion and at a conversion price of $3.50 per share.

2023 and 2024 Convertible Promissory Notes

In November 2023, February 2024 and March 2024, the Company issued convertible promissory notes to certain investors (the “CVT Investors”), pursuant to which the CVT Investors agreed to lend to the Company an aggregate principal amount of $13.3 million. These notes had maturity dates ranging from November 2026 to March 2027, bore an interest rate of 5.0%, and were automatically convertible upon IPO or SPAC transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $13.4 million converted into 2,004,535 shares of common stock at a conversion price of $6.67. As of September 30, 2024, none of the notes issued to CVT Investors remain outstanding.

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of September 30, 2024, the remaining principal and interest amount of $5.1 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in Korean Won (“KRW”) presented below were converted into US dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and interest ranging between 3.5-5.2% as of June 30, 2024), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 8).

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan has a maturity date in November 2024 and bears an annual interest rate of 4.9%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note Payable (One Individual Investor)

In June 2021, the Company entered into a note payable agreement with an individual investor, pursuant to which the Company borrowed $1.0 million. The note had a maturity date of June 2024 and bears an annual interest rate of 4.0%. In April 2022, the Company entered into an amendment with this one individual investor to remove the conversion right from the note payable. In June 2024, the Company executed an amendment with the individual investor to extend the maturity date from June 2024 to August 2024. In August 2024, the Company repaid this note.

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

In April 2022, the Company entered into a term loan and security agreement with M-Venture Investment, Inc., pursuant to which the Company borrowed amounts in two draws of KRW 1.0 billion ($0.7 million) and KRW 5.0 billion ($3.7 million), respectively. The term loan had a maturity date in April 2024, and each respective draw bears an annual interest rate of 6.5% and 8.7%. In April 2024, the Company executed an amendment with M-Venture Investment, Inc., pursuant to which the maturity date for both draws were amended. The maturity date for the principal amount of KRW 1.0 billion ($0.7 million) was extended from April 2024 to June 2024. The maturity date for the principal amount of KRW 5.0 billion ($3.7 million) was extended from April 2024 to July 2024. In July 2024, the Company partially repaid the loan of KRW 1.0 billion ($0.7 million) and transferred the remaining balance (“M-Venture Loan”) as further discussed below.

Mujin Electronics Co., Ltd.

In July 2024, the Company executed agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining M-Venture Loan with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan is January 2025, with an interest rate of 6.8%.

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest only payments are due monthly at 5.5% per annum and the principal amount of the term loan is due on the maturity date of July 2024. In July 2024, the Company and Anapass, Inc. amended the loan agreement to extend the maturity date from July 2024 to July 2025. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 8).

In May and September 2022, the Company entered into two term loan agreements with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million) and KRW 4.0 billion ($3.0 million). The term loans had respective maturity dates in May 2024 and September 2024 and both bear an annual interest rate of 5.5%. In May 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2024 to May 2025 for the term loan entered in May 2022. In September 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from September 2024 to September 2025 for the term loan entered in September 2022.

i Best Investment Co., Ltd

Between 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans had a maturity date in June 2024 and bear an annual interest rate of 6.5%. In June 2024, the Company executed an amendment with the I Best Investment Co., Ltd to extend the maturity date from June 2024 to August 2024 for its first draw, fifth draw and sixth draw. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company repaid $2.3 million of the outstanding principal and interest amount of its fourth draw. In June 2024, the Company repaid in full of the term loans with a principal amount of $1.4 million outstanding on its third draw. In July 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from August 2024 to February 2025 for its first draw, fifth draw and sixth draw.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million), and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan.

8. Commitments and Contingencies

Litigations

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of September 30, 2024.

Third parties have from time to time claimed, and others may claim in the future, that the Company has infringed their past, current or future intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in costly litigation, require expensive changes in the Company’s methods of doing business or could require the Company to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm the Company’s business, consolidated operating results, cash flows, and financial position.

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancelable. Otherwise, these production agreements are cancellable at any time with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of September 30, 2024, the Company had outstanding noncancelable purchase commitments for these production agreements of $0.2 million.

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

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement related to 5G chip development for a total fee of $7.6 million. The Company bears the risk of R&D failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three and nine months ended September 30, 2024, the Company recorded $1.2 million and $6.0 million in R&D expenses related to services provided by Alpha. The aggregate unpaid amount related to this agreement was $4.9 million as of September 30, 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 14), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.8 million, $7.0 million and $9.9 million, respectively, as of September 30, 2024, and $7.0 million, $7.1 million and $10.1 million, respectively, as of December 31, 2023 (see Note 7).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$1,732	$254
Accounts receivable	6,447	4,920
Inventory	3,110	1,486
Property and equipment	206	352
Intangible assets and others	884	199

9. Common Stock

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

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability which remained outstanding as of September 30, 2024 since the Commitment Shares remained unsold by B. Riley.

During the three months ended June 30, 2024, the Company sold an aggregate of 678,462 shares of common stock for $3.3 million, of which $0.5 million was withheld by B. Riley against the outstanding amounts payable, and $2.8 million was received by the Company in cash.

During the three months ended September 30, 2024, the Company sold an aggregate of 1,421,715 shares of common stock for $5.5 million. B. Riley withheld an additional $0.5 million from the aggregate proceeds against the outstanding amounts payable, and $5.0 million was received by the Company in cash.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Issuance of Common Stock to Underwriter

In April 2024, the Company authorized the issuance of 110,000 shares of its common stock to an underwriter previously involved in activities leading to the Business Combination, contingent on the Registration Statement’s effectiveness. The Company determined that its obligation to issue the underwriter shares met the criteria for equity classifications, and the underlying shares of common stock were issued in June 2024. Based on the timing of approval, the Company recognized $0.7 million in charges to equity and included this amount in general and administrative expenses for the three months ended June 30, 2024.

Private Placement

In September 2024, the Company executed a securities purchase agreement with Anapass, Inc, and issued 741,603 shares of common stock (“Anapass Shares”) and 148,320 equity-classified common stock warrants (“Anapass Warrants”) in exchange for $2.2 million in cash (“Private Placement”). The Company allocated the proceeds based on the relative fair value of the securities issued, including $2.0 million to the Anapass Shares and $0.2 million to the Anapass Warrants. The Anapass Warrants are immediately exercisable at $3.02 per share and will expire five years following the issuance date. Anapass, Inc. remains subject to a lock-up and market stand-off agreement for any shares and share-based instruments issued to it by the Company through March 2025.

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2024	2023
Common stock warrants	26,273	2,894
Legacy GCT Earnout Shares	20,000	—
Shares available for future grant from 2024 plan	3,762	—
Convertible promissory notes	713	1,835
Options issued and outstanding	550	668
Shares available for future grant from 2024 ESPP	600	—
RSUs outstanding	611	392
Shares available for future grant from 2011 plan	—	113
Total	52,509	5,902

10. Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	September 30, 2024	Exercise Price	Expiration
February 2023 - June 2023	2,115	$10.00 - $18.75	February 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
Total	26,273

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Stock-Based Compensation

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

2024 Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, RSUs, dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors.

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lif (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	3,579	$0.02	5.5	$4,045
Reverse recapitalization	(2,911)	0.09	—	—
Balance as of December 31, 2023(1)	668	0.11	5.5	4,045
Exercised	(118)	0.11
Balance as of September 30, 2024	550	$0.11	4.6	$1,785
Vested and expected to vest as of September 30, 2024	550	$0.11	4.6	$1,785
Exercisable as of September 30, 2024	533	$0.11	4.5	$1,729

(1)
Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

No options were granted during the nine months ended September 30, 2024. As of September 30, 2024, unrecognized compensation cost related to stock options was nominal. The aggregate intrinsic value of 117,670 options exercised during the three months ended September 30, 2024 was $0.3 million.

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

In June 2024, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among six grantees (“2024 RSUs”). The number of shares issuable to each grantee under the 2024 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2024 and March 31, 2025. The RSUs will vest on March 31, 2025, subject to the grantees’ continuous service to the Company and will be settled in common stock on various dates in 2026 and 2027. The 2024 RSUs are initially classified as a liability and reclassified to equity up to the monetary amount for which the number of shares to be issued becomes determinable. Through September 30, 2024, this determination was made for 80,916 shares based on the closing price of the Company’s common stock as of each fiscal quarter-end after the grant date.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2024, the Company granted various employees 140,000 RSUs that vest in four equal annual installments subject to continuous service.

RSUs outstanding under the 2024 Plan were as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	2,100	$1.15
Reverse recapitalization	(1,708)	5.01
Balances as of December 31, 2023(1)	392	$6.16
Granted	221	3.69
Cancelled	(2)	6.16
Balance as of September 30, 2024	611	$5.26

(1)
Amounts as of December 31, 2023 differ from those in prior year consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combination (see Note 3).

The Company recognized $0.6 million and $1.2 million of stock-based compensation during the three and nine months ended September 30, 2024, respectively, related to the outstanding RSUs. As of September 30, 2024, there was $2.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized on a straight-line basis over a weighted average period of 3.0 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	33	—	33	—
Research and development	135	1	389	3
Sales and marketing	36	1	108	3
General and administrative	369	1	1,589	2
Total	$573	$3	$2,119	$8

12. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2024, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

For the nine months ended September 30, 2024 and 2023, the Company recorded income tax of $0.2 million and $0.1 million, respectively. The effective tax rate is (2.6)% and (1.0)% for nine months ended September 30, 2024 and 2023, respectively. Through September 30, 2024, the Company was not under examination by any taxing authority.

As of September 30, 2024 the Company had unrecognized tax benefits of $3.1 million of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of September 30, 2024 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of September 30, 2024.

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

13. Employee Benefit Plans

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

	September 30, 2024	December 31, 2023
Liability for severance payments, gross	$8,328	$7,997
Plan assets	(276)	(308)
Liability for severance payments, net	$8,052	$7,689

14. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$9,851	$841	$10,082	$1,474
Other current liabilities	9	86	212	182

For each of the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.4 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For each of the three and nine months ended September 30, 2023, the Company recorded $0.1 million and $0.4 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. Interest expense related to the Company’s arrangements with Kyeongho Lee was immaterial during the three and nine months ended September 30, 2024 and 2023.

15. Segments and Information

The Company operates in one segment. Revenue information by geographic region is presented in Note 4 to these unaudited condensed consolidated financial statements. Tangible long-lived assets by geographic region were as follows (in thousands):

	September 30, 2024	December 31, 2023
South Korea	$1,041	$1,363
United States	665	930
Total	$1,706	$2,293

16. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	September 30,
	2024	2023
Warrants	26,273	2,214
Legacy GCT Earnout Shares	20,000	—
Sponsor Earnout Shares	571	—
Convertible promissory notes	713	1,806
Options	550	670
RSU	611	—
Total	48,718	4,690

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Subsequent Events

Mujin Electronics Co., Ltd.

In October 2024, the Company executed an amendment with Mujin Electronics Co., Ltd. to extend the maturity date of KRW 5.0 billion ($3.7 million) loan from January 2025 to June 2025.

i Best Investment Co., Ltd

In October 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its sixth draw.

Historical Convertible Promissory Notes

In October 2024, the Company repaid one of the convertible promissory notes that was issued in 2017 with a principal amount of $1.0 million.

Purchase Agreement

In October 2024, the Company sold 103,596 shares of its common stock for gross proceeds of $0.3 million received by the Company in cash.

Kyeongho Lee, Related Party

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee, a member of the Company’s board of directors, pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million). The loan has a maturity date of December 31, 2024 and bears an annual interest rate of 12.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 26, 2024 (the “Closing Date” or “Closing”), GCT Semiconductor, Inc. (“Legacy GCT”) and Concord Acquisition Corp III, a Delaware corporation (“Concord III”), consummated the Merger pursuant to the Business Combination Agreement and Concord III changed its name to GCT Semiconductor Holding, Inc. (“GCT”). As a result, the financial statements of Legacy GCT are now the financial statements of GCT. This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and related notes appearing elsewhere in this Quarterly Report and Legacy GCT’s audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and related notes included in our Form 8‑K filing with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

•
accurate prediction of the size and growth of the 4G and 5G markets;
•
accurate prediction of the growth of the Internet of Things markets and the timing of commercial availability of 4G and 5G networks;
•
accurate prediction of changes in device manufacturer requirements, technology, industry standards or consumer expectations, demands, and preferences;
•
timely and efficient completion of product design and transfer to manufacturing, assembly and test, and securing sufficient manufacturing capacity to allow us to continue to timely and efficiently deliver products to our customers;
•
market acceptance, adequate consumer demand, and commercial production of the products in which our mobile and wireless broadband semiconductor solutions are incorporated;
•
the quality, performance, and reliability of the product as compared to competing products and technologies;
•
effective marketing, sales, and service; and
•
the ability to obtain licenses to use third-party technology to support the development of our products.

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

Downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID‑19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. In addition, from the end of 2022, the semiconductor industry experienced a downturn due to inventory corrections and reduced consumer demands. These downturns have directly impacted GCT’s business, suppliers, distributors, and end customers. More recently the semiconductor industry has normalized however there have been lingering effects that continue to effect certain segments including that for 4G LTE, where channel inventories continue to exist and where demand has been reduced due to expedited customer transition from 4G LTE to 5G.

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

In addition, a shortage of manufacturing capacity can also impact the product development strategies of our major customers, which may, in turn, affect our business operations. For example, in 2022, the supply shortage caused our largest customer to change its priority on product development from 4G to the next generation of 5G products, which resulted in the reduction of 4G activity and a decline in demand for our products. Our business is expected to increase again with this customer after the launch of our 5G products.

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

General and Administrative Expenses

Our general and administrative (“G&A”) expenses consist of various components not related to R&D or S&M, such as personnel costs, regulatory fees, costs associated with maintaining and filing intellectual property, meals and entertainment expenses, travel expenses, insurance expenses, and other expenditures related to external professional services including legal, engineering, marketing, human resources, audit, and accounting services. Personnel costs include salaries, benefits, and stock-based compensation. As we continue to grow and expand our workforce and operations, and considering the increased costs associated with operating as a public company, we anticipate that our G&A expenses will increase for the foreseeable future.

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

For the Three Months Ended September 30, 2024 and 2023

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended September 30,
	2024	2023	$ change	% change
Net revenues:
Product	$1,715	$4,026	$(2,311)	(57)%
Service	895	450	445	99%
Total net revenues	2,610	4,476	(1,866)	(42)%
Cost of net revenues:
Product	710	3,985	(3,275)	(82)%
Service	274	(36)	310	(861)%
Total cost of net revenues	984	3,949	(2,965)	(75)%
Gross profit	1,626	527	1,099	209%
Operating expenses:
Research and development	4,210	2,367	1,843	78%
Sales and marketing	949	744	205	28%
General and administrative	2,379	1,433	946	66%
Total operating expenses	7,538	4,544	2,994	66%
Loss from operations	(5,912)	(4,017)	(1,895)	47%
Interest expense	(667)	(1,220)	553	(45)%
Other income (expenses), net	(481)	929	(1,410)	(152)%
Loss before provision for income taxes	(7,060)	(4,308)	(2,752)	64%
Provision for income taxes	61	38	23	61%
Net loss	$(7,121)	$(4,346)	$(2,775)	64%

Net Revenues

Net revenues decreased by $1.9 million, or 42%, to $2.6 million for the three months ended September 30, 2024 from $4.5 million for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease of $2.3 million in product sales, partially offset by an increase of $0.4 million in service revenue.

Product sales decreased by $2.3 million from $4.0 million for the three months ended September 30, 2023 to $1.7 million for the three months ended September 30, 2024. The decrease was due to excess LTE channel inventory and our largest customers changing their priorities on product development from 4G to the next generation 5G products during 2023, which resulted in the reduction of 4G activity and decline for demand during the three months ended September 30, 2024. Our net revenues are expected to increase with these customers after the launch of our 5G products.

Service revenues increased by $0.4 million, from $0.5 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024. This increase was due to more significant service projects that were ongoing in the third fiscal quarter of 2024.

Cost of Net Revenues

Cost of net revenues decreased by $3.0 million, or 75%, to $1.0 million for the three months ended September 30, 2024 from $3.9 million for the three months ended September 30, 2023. Product costs decreased by $3.3 million from $4.0 million for the three months ended September 30, 2023 to $0.7 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in direct product costs as we sold fewer units. Service costs were $0.3 million for the three months ended September 30, 2024. Service costs were nominal for the three months ended September 30, 2023.

Our gross margin increased to 62% for the three months ended September 30, 2024 from 12% for the three months ended September 30, 2023 primarily due to changes in the revenue mix. Specifically, we increased the share of reference platform sales and generated higher margins from our service offerings during the third fiscal quarter of 2024.

Research and Development Expenses

Research and development expenses increased by $1.8 million, or 78%, from $2.4 million for the three months ended September 30, 2023 to $4.2 million for the three months ended September 30, 2024. This change was primarily due to a $1.5 million increase in research and development expenses mainly related to professional services provided by Alpha related to the design of 5G chip products.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million, or 28%, from $0.7 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024. This increase was primarily due to personnel-related costs.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million, or 66%, from $1.4 million for the three months ended September 30, 2023 to $2.4 million for the three months ended September 30, 2024. The change was primarily due to a $0.4 million increase in stock-based compensation related to RSUs, a $0.4 million increase in professional and other expenses related to the public company operations, and a $0.1 million increase in personnel-related costs.

Interest Expense

Interest expense decreased by $0.6 million or 45%, from $1.2 million for the three months ended September 30, 2023 to $0.7 million for the three months ended September 30, 2024. The decrease was primarily due to the conversion of significant amounts of outstanding convertible notes upon the closing of the Business Combination.

Other Income (Expenses), Net

Other expenses, net for the three months ended September 30, 2024 of $0.5 million was primarily from the loss of $1.0 million on foreign currency transactions and $0.2 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.8 million gain on warrants valuation. Other income, net for the three months ended September 30, 2023 of $0.9 million was primarily from gains on foreign currency transactions.

For the Nine Months Ended September 30, 2024 and 2023

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ change	% change
Net revenues:
Product	$4,111	$8,667	$(4,556)	(53)%
Service	3,232	3,172	60	2%
Total net revenues	7,343	11,839	(4,496)	(38)%
Cost of net revenues:
Product	1,522	5,954	(4,432)	(74)%
Service	1,321	1,006	315	31%
Total cost of net revenues	2,843	6,960	(4,117)	(59)%
Gross profit	4,500	4,879	(379)	(8)%
Operating expenses:
Research and development	13,895	7,254	6,641	92%
Sales and marketing	2,921	2,337	584	25%
General and administrative	8,075	5,537	2,538	46%
Gain on extinguishment of liability	(14,636)	—	(14,636)	100%
Total operating expenses	10,255	15,128	(4,873)	(32)%
Loss from operations	(5,755)	(10,249)	4,494	(44)%
Interest expense	(3,509)	(4,878)	1,369	(28)%
Other income, net	2,044	2,946	(902)	(31)%
Loss before provision for income taxes	(7,220)	(12,181)	4,961	(41)%
Provision for income taxes	187	125	62	50%
Net loss	$(7,407)	$(12,306)	$4,899	(40)%

Net Revenues

Net revenues decreased by $4.5 million, or 38%, from $11.8 million for the nine months ended September 30, 2023 to $7.3 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $4.6 million in product sales.

Product sales decreased by $4.6 million, or 53%, from $8.7 million for the nine months ended September 30, 2023 to $4.1 million for the nine months ended September 30, 2024. This decrease is driven by a reduction of $4.7 million of LTE product sales partially offset by an increase of $0.1 million in LTE platform sales. This trend was primarily due to excess LTE channel inventory and the changing priorities of our largest customers that shifted their focus to the next generation 5G products. Our net revenues are expected to increase with these customers after we launch our 5G products. Service revenues remained comparable for both the nine months ended September 30, 2024 and 2023.

Cost of Net Revenues

Cost of net revenues decreased by $4.1 million, or 59%, from $7.0 million for the nine months ended September 30, 2023 to $2.8 million for the nine months ended September 30, 2024, driven primarily by the reduction in our product sales. Product costs decreased by $4.4 million, or 74%, from $6.0 million for the nine months ended September 30, 2023 to $1.5 million for the nine months ended September 30, 2024. This decrease in product costs was driven primarily by the reduction in direct product costs as we sold fewer units. Service costs increased by $0.3 million, or 31%, from $1.0 million for the nine months ended September 30, 2023 to $1.3 million for the nine months ended September 30, 2024. This increase in service costs was driven primarily by requirements of our ongoing service projects in 2024.

Our gross margins increased to 61% for the nine months ended September 30, 2024 compared to 41% for the nine months ended September 30, 2023 primarily due to changes in the revenue mix. Specifically, we increased the share of reference platform sales and generated higher margins from our service offerings during the nine months ended September 30, 2024.

Research and Development Expenses

Research and development expenses increased by $6.6 million, or 92% from $7.3 million for the nine months ended September 30, 2023 to $13.9 million for the nine months ended September 30, 2024, primarily in connection with our development projects. This increase was primarily due to a $4.2 million increase in research and development expenses mainly related to professional services provided by Alpha related to the design of 5G chip products, a $2.1 million increase in expensed intellectual property costs related to our new 5G chip products, and a $0.4 million increase in stock-based compensation expense, partially offset by a $0.2 million decrease in personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.6 million, or 25%, from $2.3 million for the nine months ended September 30, 2023 to $2.9 million for the nine months ended September 30, 2024. This change was primarily due to increase in personnel related costs.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 46%, from $5.5 million for the nine months ended September 30, 2023 to $8.1 million for the nine months ended September 30, 2024. The change was primarily due to a $1.6 million increase in stock-based compensation related to the vesting of equity awards with performance conditions met upon the closing of the Business Combination and a $0.8 million increase in professional expenses related to the public company operations.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the nine months ended September 30, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. There was no similar transaction that took place during the comparable period of 2023.

Interest Expense

Interest expense decreased by $1.4 million, or 28%, from $4.9 million for the nine months ended September 30, 2023 to $3.5 million for the nine months ended September 30, 2024. The decrease of $1.4 million was primarily due to the conversion of significant amounts of outstanding convertible notes upon the closing of the Business Combination.

Other Income, Net

Other income, net for the nine months ended September 30, 2024 of $2.0 million was primarily from the net gain of $2.8 million from fair value remeasurement of our warrants based on the reduction in our stock price during the period then ended, a gain of $1.2 million from foreign currency transactions, partially offset by a net loss of $1.4 million related to the fair value measurement of our convertible promissory notes and a $0.6 million loss from the fair value measurement of our common stock forward liability. Other income, net for the nine months ended September 30, 2023 of $2.9 million was primarily from the fair value measurement of our convertible promissory notes and foreign currency gains.

Non-GAAP Financial Measures

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

The discussion below includes earnings or losses before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, and Free Cash Flow, as defined below, which are not determined under accounting principles generally accepted in the United States (“non-GAAP financial measures”). Management uses EBITDA, Adjusted EBITDA, and Free Cash Flow for business planning purposes, including managing our business against internally projected results of operations and measuring our performance and liquidity. These supplemental performance measures also provide another basis for comparing period-to-period results by excluding potential differences caused by non-operational and unusual or non-recurring items and may not be comparable to similarly titled measures used by other companies.

Definitions and Limitations

EBITDA represents net loss before interest expense, interest income, income taxes and depreciation and amortization expense. Adjusted EBITDA represents EBITDA adjusted to eliminate stock-based compensation expense included in the results of our continuing operations.

We believe that the use of EBITDA and Adjusted EBITDA eliminates items that have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent. We believe that the exclusion of stock-based compensation expense from Adjusted EBITDA provides a clearer view of the operating performance of our business and is appropriate given that grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time. We also present Adjusted EBITDA as a supplemental performance measure because we believe that this measure provides investors, securities analysts and other users of our consolidated financial statements with important supplemental information with which to evaluate our performance and to enable them to assess our performance on the same basis as management.

Free Cash Flow represents net cash provided by operating activities, less purchases of property and equipment.

We believe that Free Cash Flow provides meaningful information regarding our liquidity. Management believes that Free Cash Flow is useful for investors because it provides them with an important perspective on the cash available for strategic measures, after making necessary capital investments in property and equipment to support the Company’s ongoing business operations and provides them with the same measures that management uses as the basis of making capital allocation decisions.

These supplemental performance measures may vary from and may not be comparable to similarly titled measures used by other companies, including companies in the semiconductor industry. EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized measurements under GAAP. When analyzing our performance with these three non-GAAP metrics, investors should (i) evaluate each adjustment in our reconciliation to the corresponding GAAP measure, and the explanatory footnotes regarding those adjustments, (ii) use EBITDA or Adjusted EBITDA in addition to, and not as an alternative to, net income attributable to common stock as a measure of operating results and (iii) use Free Cash Flow in addition to, and not as an alternative to, consolidated net cash provided by operating activities when evaluating our liquidity.

Adjusted EBITDA and Free Cash Flow have limitations as analytical tools, and users should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. These metrics should not be viewed as substitutes for, or superior to, net loss or net cash used in operating activities reported in accordance with GAAP as measures of profitability or liquidity. Some of these limitations include the following:

•
EBITDA does not reflect interest income or expense, cash requirements for our income taxes, depreciation and amortization, which are significant and unavoidable operating costs given the level of capital expenditures needed to maintain our business, changes in, or cash requirements for, our working capital needs.
•
Adjusted EBITDA does not consider or does not take into account the same indicators as EBITDA and the potentially dilutive impact of stock-based compensation.
•
Free Cash Flow does not represent the total residual cash flow available for discretionary purposes because it does not reflect our contractual commitments or obligations.
•
Other companies, including those in our industry, may calculate EBITDA, Adjusted EBITDA and Free Cash Flow differently, which reduces their usefulness as comparative measures.

Because of these limitations, investors consideration should include EBITDA, Adjusted EBITDA, and Free Cash Flow alongside other financial performance measures, including net loss, net cash used in operating activities, and our other GAAP results.

Reconciliation to GAAP Measures

The following is a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(7,121)	$(4,346)	$(7,407)	$(12,306)
Provision for income taxes	61	38	187	125
Interest expense	667	1,220	3,509	4,878
Depreciation and amortization	149	264	528	654
EBITDA	(6,244)	(2,824)	(3,183)	(6,649)
Stock-based compensation	573	3	2,119	8
Adjusted EBITDA	$(5,671)	$(2,821)	$(1,064)	$(6,641)

The following is a reconciliation of net cash used in operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net cash used in operating activities	$(4,627)	$(1,549)	$(28,689)	$(7,920)
Purchases of property and equipment	(54)	(62)	(185)	(284)
Free cash flow	$(4,681)	$(1,611)	$(28,874)	$(8,204)

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

With limited exceptions, we have incurred and expect that we will continue to incur significant operating losses. For the three and nine months ended September 30, 2024, we had a net loss of $7.1 million and $7.4 million, respectively. For the nine months ended September 30, 2024 and 2023, we had cash used in operating activities of $28.7 million and $7.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $557.1 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

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

In April 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 to register the resale of shares of common stock to be sold to B. Riley, which became effective on June 6, 2024. Through September 30, 2024, we sold an aggregate of 2,100,177 shares of our common stock for $8.8 million under the Purchase Agreement and received cash proceeds of $7.8 million, which included $1.0 million that was withheld by B. Riley against the outstanding amounts payable. In addition, in October 2024 we sold 103,596 shares of our common stock under the Purchase Agreement and received cash proceeds of $0.3 million.

As of September 30, 2024, we have outstanding convertible promissory notes and borrowings with a total principal amount of $41.8 million, of which $36.8 million is contractually due within 12 months from this reporting date. During July and October 2024, we were able to renegotiate the timing of payments for some of the obligations that initially were due in the third fiscal quarter of 2024 and first fiscal quarter of 2025. However, our existing debt obligations largely remain due within one year from September 30, 2024. In November 2024, we entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed $2.9 million maturing in December 2024. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

While a portion of the cash proceeds received in connection with the Business Combination was expended to support our 5G activity and fund other operational expenses, we expect that further and significant ongoing operating expenditures will be necessary to successfully implement our business plan and market our products. With the start of manufacturing, shipments and commercialization of our first 5G chipset expected during the first half of 2025, we anticipate significant related expenditures in the form of production-related costs, including mask sets, wafers, and design service fees, and most such costs will be incurred prior to the commencement of manufacturing and production. If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital, the payments can be delayed, which may adversely affect our business operations and financial performance. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in our Registration Statement on Form S-1 filed with the SEC on May 22, 2024.

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

•
Cost of mass production of 5G and other products, including masks, wafers and design house fees;
•
Acquisition of IP and tool enhancement to develop next generation of product;
•
Hiring of additional personnel in engineering and sales and marketing functions; and
•
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

Cash flow Comparison for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(28,689)	$(7,920)
Net cash used in investing activities	(185)	(284)
Net cash provided by financing activities	31,596	7,591
Effect of exchange rate changes on cash and cash equivalents	(1,168)	(665)
Net increase (decrease) in cash and cash equivalents	$1,554	$(1,278)

Operating Activities

Cash used in operating activities of $28.7 million during the nine months ended September 30, 2024 was primarily attributable to our net loss of $7.4 million, non-cash adjustments of $12.2 million, and a net change in our operating assets and liabilities of $9.1 million. Non-cash adjustments consisted primarily of a $14.6 million gain from the extinguishment of liability, a $2.8 million gain from the change in fair value of warrant liabilities, a $0.5 million decrease in provision for credit loss, partially offset by $2.1 million in stock-based compensation, a $1.4 million loss from the change in fair value of convertible promissory notes, $0.7 million in non-cash expense related to the issuance of common stock to an underwriter, $0.5 million in depreciation and amortization charges, and a $0.5 million in operating lease right-of-use amortization. The change in our operating assets and liabilities of $9.1 million primarily resulted from a decrease of $3.0 million in accrued and other current liabilities due to the payment of costs incurred related to our Business Combination, a decrease of $2.3 million in accounts payable, an increase of $1.7 million in contract assets, an increase of $1.6 million in inventory, an increase or $0.9 million in accounts receivable, a decrease of $0.5 million in lease liabilities, and a decrease of $0.3 million in other liabilities, partially offset by an increase of $0.7 million in net defined benefit liabilities, an increase of $0.5 million in contract lease liabilities, and a decrease of $0.1 million in other assets.

Cash used in operating activities of $7.9 million during the nine months ended September 30, 2023 was primarily attributable to our net loss of $12.3 million, partially offset by $0.9 million in non-cash adjustments and $3.5 million change in our operating assets and liabilities. Non-cash adjustments consisted primarily of a $0.8 million increase in credit loss allowance, $0.7 million in depreciation and amortization charges, and $0.6 million in operating lease right-of-use amortization, partially offset by $1.1 million gain from the change in fair value of convertible promissory notes. The change in our operating assets and liabilities of $3.5 million primarily resulted from an increase of $7.4 million in our accrued and other current liabilities related to the timing of payments, a decrease of $1.8 million in inventory, a decrease of $0.8 million in prepaid expenses and other current assets, and a decrease of $0.1 million in other assets, partially offset by an increase of $3.3 million in accounts receivable, an increase of $2.0 million in in contract assets due to unbilled services provided under certain projects, a decrease of $0.8 million in lease liabilities and an decrease of $0.7 million in accounts payable and a decrease of $0.1 million in income tax payable.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 and 2023 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $31.6 million during the nine months ended September 30, 2024 consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes, $7.8 million proceeds received from issuance of common stock to B. Riley under the Purchase Agreement, $3.7 million in proceeds from borrowings, and $2.2 million proceeds received from issuance of common stock in a private placement, partially offset by $14.1 million in repayment of our borrowings and $1.6 million repayment of convertible promissory notes.

Cash provided by financing activities of $7.6 million during the nine months ended September 30, 2023 primarily related to net proceeds from bank borrowings.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition,” “Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” disclosed in our Form 8-K filing with the SEC on April 1, 2024, except that from the Closing we have certain contracts in our own equity that are subject to liability classification and remeasurement each reporting periods.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $1.1 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b‑2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

ITEM 1A. Risk Factors.

Other than the risk factors discussed under this section, there have been no material changes to the risk factors we previously disclosed in our Registration Statement on Form S‑1 filed with the SEC on May 22, 2024. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2023 and 2022, we had a net loss of $22.5 million and $26.4 million, respectively, and used cash in operating activities of $8.8 million and $18.1 million, respectively. For the nine months ended September 30, 2024, we had a net loss of $7.4 million, and used cash in operating activities of $28.7 million. As of September 30, 2024, we had an accumulated deficit of $557.1 million and negative working capital of approximately $41.9 million. We had short-term debt, including convertible promissory notes and borrowings, in the amount of $36.8 million as of September 30, 2024. As of December 31, 2023 , we had an accumulated deficit of $549.7 million and negative working capital of approximately $101.8 million. We had short-term debt in the amount of $72.3 million, including convertible promissory notes and borrowings as of December 31, 2023. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

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

As of September 30, 2024, we have outstanding convertible promissory notes and borrowings with a total principal amount of $41.8 million, of which $36.8 million is contractually due within 12 months from the reporting date. We may also incur substantial additional indebtedness. Our indebtedness could have important consequences, including the following:

•
we may be unsuccessful in refinancing our existing indebtedness on a long-term basis;
•
we could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;
•
we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to fund 5G and other product development, working capital, capital expenditures and other general corporate activities;
•
in order to manage our debt and cash flows, we may increase our short-term indebtedness and decrease our long-term indebtedness which may not achieve the desired results;
•
covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
we may be more vulnerable to general adverse economic and industry conditions;
•
we may be placed at a competitive disadvantage compared to our competitors with less debt; and
•
we may have difficulty repaying or refinancing our obligations under our senior credit facilities on their respective maturity dates.

If any of these consequences occur, our financial condition, results of operations and ability to pay dividends could be adversely affected. This, in turn, could negatively affect the market price of our Common Stock, and we may need to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. In addition, while we were able to negotiate with our lenders of commercial loans to extend the maturity dates or modify payment schedules, there is no guarantee that we will be successful in negotiating such terms in the future, and failure to do so may result in defaults under the loans, which will have an adverse effect on our financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 11, 2024, the Company entered into a term loan agreement with Dr. Kyeongho Lee, Chairman of the Company’s board of directors, pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) from Dr. Lee. The loan has a maturity date of December 31, 2024 and bears an annual interest rate of 12.0%.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
4.1†

Warrant to Purchase Common Stock of GCT Semiconductor Holding, Inc., issued September 26, 2024. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on September 26, 2024).

10.1

Common Stock Purchase Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on April 24, 2024).

10.2

Amendment No 1 to Common Stock Purchase Agreement, dated May 21, 2024, by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 22, 2024).

10.3

Registration Rights Agreement, dated April 23, 2024 by and between GCT Semiconductor Holding, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed with the SEC on April 24, 2024).

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCT Semiconductor Holding, Inc.

Date: November 14, 2024	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: November 14, 2024	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer