Form 10-Q
period 2025-03-31
GCT Semiconductor Holding, Inc.
filed 2025-05-14
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 48,473,433 shares of common stock, $0.0001 par value per share, outstanding.

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
•
macroeconomic conditions, including labor disputes, depreciation of the U.S. dollar, volatility in the capital markets, inflationary impacts and disruptions to the global supply chain;
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

i

•
geopolitical conditions, including political instability in the U.S. and abroad, unrest and sanctions, war, conflict, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan;
•
reputational risks; and
•
other risks and uncertainties indicated or referenced in this Quarterly Report on Form 10‑Q, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025, as amended. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10‑Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,039	$1,435
Accounts receivable, net	4,541	5,740
Inventory	3,124	2,977
Contract assets	5,499	5,107
Prepaid expenses and other current assets	1,211	2,332
Total current assets	15,414	17,591
Property and equipment, net	851	869
Operating lease right-of-use assets	680	849
Intangibles, net	32	65
Other assets	499	523
Total assets	$17,476	$19,897
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,438	$1,031
Contract liabilities	36	48
Accrued and other current liabilities	19,168	21,205
Common stock forward liability	20	315
Borrowings	45,216	37,626
Convertible promissory notes, current	4,966	—
Operating lease liabilities, current	583	697
Total current liabilities	71,427	60,922
Convertible promissory notes, net of current	—	4,947
Net defined benefit liabilities	7,300	7,055
Long-term operating lease liabilities	120	177
Income taxes payable	2,074	2,076
Warrant liabilities	2,101	3,750
Other liabilities	80	285
Total liabilities	83,102	79,212
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of March 31, 2025 and December 31, 2024; 48,247 and 47,987 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	501,903	501,195
Accumulated other comprehensive income	1,467	1,518
Accumulated deficit	(569,001)	(562,033)
Total stockholders’ deficit	(65,626)	(59,315)
Total liabilities and stockholders’ deficit	$17,476	$19,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues:
Product	$91	$2,378
Service	405	887
Total net revenues	496	3,265
Cost of net revenues:
Product	207	654
Service	201	658
Total cost of net revenues	408	1,312
Gross profit	88	1,953
Operating expenses:
Research and development	4,096	5,521
Sales and marketing	1,118	996
General and administrative	2,614	2,836
Gain on extinguishment of liability	—	(14,636)
Total operating expenses	7,828	(5,283)
Income (loss) from operations	(7,740)	7,236
Interest expense	(1,070)	(2,082)
Gain on foreign currency transactions, net	21	1,472
Change in fair value of common stock forward liability	295	—
Change in fair value of common stock warrant liabilities	1,649	(4,626)
Change in fair value of convertible promissory notes	(19)	(1,203)
Other income, net	1	19
Income (loss) before provision for income taxes	(6,863)	816
Provision for income taxes	105	59
Net income (loss)	$(6,968)	$757
Net income (loss) per common share:
Basic and diluted	$(0.15)	$0.03
Weighted average common shares outstanding:
Basic	47,606	25,468
Diluted	47,606	26,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Comprehensive loss, net of taxes:
Net income (loss)	$(6,968)	$757
Foreign currency translation adjustment	(51)	1,064
Comprehensive income (loss)	$(7,019)	$1,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	47,987	$5	$501,195	$1,518	$(562,033)	$(59,315)
Issuance of common stock under common stock purchase agreement	74	—	189	—	—	189
Issuance of common stock upon exercise of stock options	173	—	19	—	—	19
Release of vested restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	511	—	—	511
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(6,968)	(6,968)
Balance as of March 31, 2025	48,247	$5	$501,903	$1,467	$(569,001)	$(65,626)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	24,166	$3	$435,752	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Stock-based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	1,064	—	1,064
Net income	—	—	—	—	757	757
Balance as of March 31, 2024	45,833	$5	$487,006	$(474)	$(548,897)	$(62,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$(6,968)	$757
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	170	206
Amortization of right-of-use assets	171	176
Stock-based compensation	511	1,223
Change in provision for credit losses	311	247
Change in fair value of common stock forward liability	(295)	—
Change in fair value of warrant liabilities	(1,649)	4,626
Change in fair value of convertible promissory notes	19	1,203
Gain on extinguishment of liability	—	(14,636)
Changes in operating assets and liabilities:
Accounts receivable	888	(501)
Inventory	(147)	(298)
Contract assets	(392)	(874)
Prepaid expenses and other current assets	1,144	(2,292)
Other assets	24	24
Accounts payable	407	(2,713)
Contract liabilities	(12)	(13)
Accrued and other current liabilities	(1,890)	(1,067)
Net defined benefit liabilities	237	109
Income tax payable	(96)	(83)
Lease liabilities	(172)	(177)
Other liabilities	(212)	(330)
Net cash used in operating activities	(7,951)	(14,413)
Investing activities:
Purchases of property and equipment	(118)	—
Net cash used in investing activities	(118)	—
Financing activities:
Proceeds from borrowings	7,500	—
Proceeds from issuance of common stock under common stock purchase agreement	189	—
Proceeds from exercise of stock options	19	—
Tax withholding on restricted stock units	(11)	—
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	—	17,238
Proceeds from issuance of convertible promissory notes	—	16,290
Repayments of borrowings	—	(3,254)
Net cash provided by financing activities	7,697	30,274
Effect of exchange rate changes on cash and cash equivalents	(24)	3
Net (decrease) increase in cash and cash equivalents	(396)	15,864
Cash and cash equivalents at beginning of period	1,435	258
Cash and cash equivalents at end of period	$1,039	$16,122
Supplemental disclosure of cash flow information:
Cash paid for interest	$880	$1,183
Cash paid for income taxes	$55	$3
Cash paid for operating leases	$181	$192
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$—	$41,209

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Through March 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $569.0 million as of March 31, 2025. The Company’s existing sources of liquidity as of March 31, 2025 include cash and cash equivalents of $1.0 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt. The Company is dependent on additional fundraising in order to sustain its ongoing operations.

In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations. Through March 31, 2025, the Company utilized $9.9 million of the contractual commitment amount under the Purchase Agreement.

On April 1, 2025, the Company executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2025. There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering.

To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations, and raise additional capital through debt or equity financing. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt, and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

beyond twelve months after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the SEC for interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024, which are included in the Company’s Form 10‑K filed with the SEC on March 25, 2025.

The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from the audited consolidated financial statements. Certain amounts reported in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 have been reclassified to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures, and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new 5G and other new products, new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in the unaudited condensed consolidated operating results due to the abovementioned factors.

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company has recorded provisions for credit losses of approximately $1.5 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

All product revenue presented in the unaudited condensed consolidated statements of operations is recognized at a point in time, and all service revenue is recognized over time.

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

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	March 31, 2025	December 31, 2024
Customer B	15%	13%
Customer F	25%	22%
Customer H	15%	13%
Customer K	30%	27%

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended March 31,
Customer	2025	2024
Customer A	14%	—%
Customer K	—%	61%
Customer L	*%	24%
Customer M	74%	—%

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

Gains and losses resulting from transactions denominated in a currency other than the functional currency are presented separately in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2025, realized foreign currency exchange losses and unrealized foreign exchange gains were immaterial. For the three months ended March 31, 2024, the Company recognized realized foreign currency exchange gains of $0.3 million and unrealized foreign currency exchange gains of $1.2 million.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. Through March 31, 2025, there were no changes in the instrument-specific credit risk that are required to be presented as a component of other comprehensive loss.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) include all changes within equity that are not the result of transactions with stockholders. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

Common Stock Warrants

Common stock warrants are classified as liabilities if they do not meet equity classification requirements based on their settlement mechanism upon a change of control and similar transactions. The corresponding liability is remeasured at fair value while the common stock warrants remain outstanding, with changes in fair value presented separately in the unaudited condensed consolidated statements of operations. Common stock warrants that meet equity classification requirements are credited to stockholders’ deficit on their issuance dates and are not subsequently remeasured.

Segment Information

The Company operates in one operating and reportable segment, providing fabless semiconductor products to customers. The Company’s chief operating decision-maker is its Chief Executive Officer. Since the Company operates in a single operating and reportable segment represented by the entire entity, significant segment expenses are provided to the chief operating decision-maker using the same basis as presented in the unaudited condensed consolidated statements of operations. When evaluating the Company’s financial performance and making strategic decisions, the chief operating decision-maker utilizes consolidated revenue, operating expenses, other income and expenses, and net loss. The chief operating decision-maker regularly reviews assets, liabilities, income, expenses, and profitability measures at the same level and categorization as presented in the Company’s unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. ASU 2023-09 is effective for the Company as an emerging growth filer for annual periods beginning after December 15, 2025, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements and related disclosures.

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$403	$389
Taiwan	69	—
China	14	80
Germany	10	796
South Korea	—	2,000
Total	$496	$3,265

Contract Assets and Liabilities

Net revenues recognized during the three months ended March 31, 2025 and 2024 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods are less than $0.1 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,966	$4,966
Warrant liabilities	—	—	2,101	2,101
Common stock forward liability	—	—	20	20

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,947	$4,947
Warrant liabilities	—	—	3,750	3,750
Common stock forward liability	—	—	315	315

Valuation techniques and the inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	March 31, 2025	December 31, 2024
Convertible promissory notes, current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$4,966	$4,947
Warrant liabilities	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	2,101	3,750
Common stock forward liability	Discounted Cash Flow (“DCF”)	Various utilization scenarios, risk-free rate, remaining term	20	315

As of March 31, 2025, the key inputs for the convertible promissory notes measured using the BLM were as follows: stock price of $1.64, implied volatility of 60.50%, remaining term of 0.9 years, risk-free rate of 4.07%, and credit spread of 7.50%.

As of March 31, 2025, the key inputs used to measure the public and private placement warrants using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 4.0 years, volatility of 60.50%, and a risk-free rate of 3.89%. As of March 31, 2025, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $10.00 per share, or $18.75 per share, term to expiration ranging from 0.9 years to 1.6 years, volatility ranging from 52.5% to 55.3%, and a risk-free rate ranging from 3.91% to 4.03%.

As of March 31, 2025, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 1.1 years and future risk-free rate estimates ranging from 4.01% to 4.38% for this period.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2024	$4,947
Change in fair value	19
As of March 31, 2025	$4,966

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2024	$3,750
Change in fair value	(1,649)
As of March 31, 2025	$2,101

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of December 31, 2024	$315
Change in fair value	(295)
As of March 31, 2025	$20

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$947	$1,005
Work-in-process	324	224
Finished goods	1,853	1,748
Total inventory	$3,124	$2,977

There were no inventory write-downs during the three months ended March 31, 2025 and 2024.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance and other expenses	$640	$1,192
Lease deposit	389	389
Prepaid inventory	125	209
Other receivables and current assets	57	70
Prepaid research and development	—	472
Total prepaid expenses and other current assets	$1,211	$2,332

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and related expenses	$8,283	$8,193
Accrued payables	5,630	7,881
Other taxes payable	3,442	3,533
Interest payable	1,164	762
Other	649	836
Total accrued and other current liabilities	$19,168	$21,205

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	March 31, 2025		December 31, 2024
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$4,966	$5,000	$4,947
Borrowings:
KEB Hana Bank	6,137	6,137	6,122	6,122
IBK Industrial Bank	6,273	6,273	6,259	6,259
Mujin Electronics Co., Ltd.	3,410	3,410	3,401	3,401
Anapass, Inc., related party	15,343	15,343	12,245	12,245
i Best Investment Co., Ltd	4,091	4,091	4,082	4,082
Kyeongho Lee, related party	9,962	9,962	5,517	5,517
Total debt	$50,216	50,182	$42,626	42,573
Less: current portion		(50,182)		(37,626)
Debt, net of current portion		$—		$4,947

Expected future minimum principal payments under the Company’s total debt are as follows as of March 31, 2025 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2025, remainder	$—	$42,147	$42,147
2026	5,000	3,069	8,069
Total debt	$5,000	$45,216	$50,216

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of March 31, 2025, the remaining principal and interest amount of $5.3 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and interest ranging between 3.5-4.9% as of March 31, 2025), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an interest rate of 3.1% (see Note 16).

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

Mujin Electronics Co., Ltd.

In July 2024, the Company executed agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining M-Venture Loan with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan was January 2025, with an interest rate of 6.8%. In October 2024, the Company executed an amendment to extend the maturity date to June 2025.

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest-only payments are due monthly at 5.5% per annum and the principal amount of the term loan is due on the maturity date of July 2024. In July 2024, the Company and Anapass, Inc. amended the loan agreement to extend the maturity date from July 2024 to July 2025. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 7).

In May and September 2022, the Company entered into two term loan agreements with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million) and KRW 4.0 billion ($3.0 million). The term loans had respective maturity dates in May 2024 and September 2024 and both bear an annual interest rate of 5.5%. In May 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2024 to May 2025 for the term loan entered in May 2022. In September 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from September 2024 to September 2025 for the term loan entered in September 2022. In December 2024, the Company entered into a new term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.4 million). The term loan has a maturity date in December 2025 and bears an annual interest rate of 6.5%.

In March 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.5 billion ($3.1 million). The term loan has a maturity date in March 2026 and bears an annual interest rate of 6.5%. In May 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date for the term loan entered into in May 2022 from May 2025 to November 2025 (see Note 16).

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In February 2025, the Company executed an amendment with i Best Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its first draw and fifth draw.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million), and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan. In November 2024, the Company executed two amendments with Kyeongho Lee to extend the maturity dates of two promissory notes from November 2024 to November 2025, and the maturity date of the term loan from November 2024 to May 2025. In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan had a maturity date in December 2024 and remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements. In December 2024, the Company entered into two term loan agreements with Kyeongho Lee pursuant to which the Company borrowed KRW 1.0 billion ($0.7 million) and KRW 2.0 billion ($1.4 million). The term loans have maturity dates in January 2025, bear an annual interest rate of 12%, and remain outstanding as of the issuance date of these unaudited condensed consolidated financial statements. In January 2025, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 6.5 billion ($4.4 million) with a maturity date in February 2025 and an annual interest rate of 12%, which remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements. The Company incurs a penalty of 3% of principal per month on loans that are past maturity date, calculated daily until principal and accrued interest has been paid.

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of March 31, 2025.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of March 31, 2025, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.2 million.

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement (“Alpha Agreement”) related to 5G chip development for a total fee of $7.6 million. During the three months ended March 31, 2025, the Company executed an amendment to the Alpha Agreement, pursuant to which the total development costs that the Company will pay to Alpha

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

increased by $0.1 million and resulted in approximately $7.7 million of total development costs. The Company bears the risk of research and development (“R&D”) failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three months ended March 31, 2025, the Company recorded $0.6 million in R&D expenses related to services provided by Alpha. As of March 31, 2025, the outstanding short-term purchase obligations to Alpha were $0.5 million. The aggregate unpaid amount related to this agreement was $0.4 million as of March 31, 2025.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.1 million, $6.3 million and $15.3 million, respectively, as of March 31, 2025, and $6.1 million, $6.3 million and $12.2 million, respectively, as of December 31, 2024 (see Note 6).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$924	$654
Accounts receivable	4,541	5,927
Inventory	3,124	2,977
Property and equipment	486	446
Intangible and other assets	485	165

8. Common Stock

B. Riley Purchase Agreement

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock (“Commitment Amount”), subject to certain limitations and conditions at the Company’s sole discretion. The price per share payable by B. Riley on each trading day represents an amount equal to 98% of the volume-weighted average price (“VWAP”) of the Company’s common stock for the applicable pricing period. The Purchase Agreement requires settlement in registered shares. In May 2024, the Company filed a registration statement on Form S-1 with the SEC to register the resale of shares issued to B. Riley, which became effective on June 6, 2024 (“Registration Statement”). The Company may sell shares of its common stock to B. Riley through June 2026 up to the Commitment Amount so long that it remains in compliance with the terms of Purchase Agreement.

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

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability, which remained outstanding as of March 31, 2025 since the Commitment Shares remained unsold by B. Riley.

During the three months ended March 31, 2025, the Company sold an aggregate of 73,984 shares of common stock for $0.2 million.

Private Placement

In September 2024, the Company executed a securities purchase agreement with Anapass, Inc, and issued 741,603 shares of common stock (“Anapass Shares”) and 148,320 equity-classified common stock warrants (“Anapass Warrants”) in exchange for $2.2 million in cash (“Private Placement”). The Company allocated the proceeds based on the relative fair value of the securities issued, including $2.0

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

million to the Anapass Shares and $0.2 million to the Anapass Warrants. The Anapass Warrants are immediately exercisable at $3.02 per share and will expire five years following the issuance date. Anapass, Inc.’s obligation under a lock-up and market stand-off agreement for any shares and share-based instruments issued to it by the Company expired in March 2025.

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2025	2024
Common stock warrants	26,273	26,273
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 plan	2,967	3,062
Unvested RSUs	1,043	1,214
Vested and unreleased RSUs	252	—
Convertible promissory notes	500	500
Options issued and outstanding	362	535
Shares available for future grant from 2024 ESPP	600	600
Total	51,997	52,184

9. Common Stock Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	March 31, 2025	Exercise Price	Expiration
February 2023 - June 2023	2,115	$10.00 - $18.75	February 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
Total	26,273

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of March 31, 2025, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	535	$0.11	4.4	$1,189
Exercised	(173)	0.11
Balance as of March 31, 2025	362	$0.11	4.9	$555
Vested and expected to vest as of March 31, 2025	362	$0.11	4.9	$555
Exercisable as of March 31, 2025	357	$0.11	4.8	$547

No options were granted or cancelled during the three months ended March 31, 2025. As of March 31, 2025, unrecognized compensation cost related to stock options was nominal. The aggregate intrinsic value of 172,789 options exercised during the three months ended March 31, 2025 was $0.4 million.

Restricted Stock Units

In June 2024, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among six grantees (“2024 RSUs”). The number of shares issuable to each grantee under the 2024 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2024 and March 31, 2025. During the three months ended March 31, 2025, the Company determined that an additional 100,608 shares became required to be issued to settle the remaining liability related to the 2024 RSUs. Upon completion of the required service period, 252,336 RSUs vested on March 31, 2025, of which 142,002 RSUs were settled in common stock in April 2025, and the remaining 110,334 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In August 2024, the Company granted various employees 140,000 RSUs that vest in four equal annual installments subject to continuous service.

In December 2024, the Company granted various employees 629,500 RSUs, of which 329,500 RSUs vest in four equal installments subject to continuous service, and 300,000 RSUs vest quarterly between April 2025 and ending February 2026.

RSUs under the 2024 Plan were as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	1,214	$3.59
Granted	100	1.64
Vested and released	(19)	3.46
Balance as of March 31, 2025	1,295	$3.44

During the three months ended March 31, 2025 the Company recognized $0.5 million of stock-based compensation related to the outstanding RSUs. As of March 31, 2025, there was $2.7 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	11	—
Research and development	146	138
Sales and marketing	34	36
General and administrative	320	1,049
Total	$511	$1,223

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2025, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

For each of the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0.1 million. The effective tax rate is (1.5)% and 7.2% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company was not under examination by any taxing authority.

As of March 31, 2025 the Company had unrecognized tax benefits of $3.4 million, of which $1.6 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of March 31, 2025 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of March 31, 2025.

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

12. Employee Benefit Plans

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

	March 31, 2025	December 31, 2024
Liability for severance payments, gross	$7,550	$7,304
Plan assets	(250)	(249)
Liability for severance payments, net	$7,300	$7,055

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$15,343	$9,962	$12,245	$5,517
Other current liabilities	17	565	14	86

For each of the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million and $0.1 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three months ended

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025 and 2024, the Company recorded $0.5 million and an immaterial amount, respectively, of interest expense with Kyeongho Lee in the unaudited condensed consolidated statements of operations.

14. Entity-Wide Information

Long-lived assets by geographic region were as follows (in thousands):

	March 31, 2025	December 31, 2024
South Korea	$709	$877
United States	822	841
Total	$1,531	$1,718

15. Net Income (Loss) Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods indicated because including them would have been anti-dilutive (in thousands):

	March 31,
	2025	2024
Common stock warrants	26,273	26,724
Legacy GCT Earnout Shares	20,000	—
Unvested RSUs	1,043	—
Sponsor Earnout Shares	571	—
Convertible promissory notes	500	5,543
Options issued and outstanding	362	—
Total	48,749	32,267

Vested and unreleased RSUs are included in calculating basic and diluted net income (loss) per share even though they are not physically settled in shares of the Company's common stock.

16. Subsequent Events

Purchase Agreement

In April 2025, the Company sold 700 shares of its common stock to B. Riley under the Purchase Agreement and received cash proceeds of approximately $1,000.

At-Market Issuance Sales Agreement

As discussed in Note 1, in April 2025, the Company executed the ATM Agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through the ATM Offering, which is being undertaken pursuant to Rule 415 and a universal shelf registration statement on Form S-3 which was declared effective by the SEC on April 9, 2025. There is no commitment for future sales of additional shares in connection with the ATM Agreement or the ATM Offering.

From April 1, 2025 through May 9, 2025, the Company sold 103,106 shares of its common stock under the ATM Agreement for gross proceeds of approximately $0.2 million that were received by the Company in cash. An additional 50.0 million shares of common stock have been registered for sale in the ATM Offering, which continues unless terminated sooner as under the ATM Agreement.

KEB Hana Bank

In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an interest rate of 3.1%.

Anapass, Inc., Related Party

In May 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date for the term loan entered into in May 2022 from May 2025 to November 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and related notes included in our Form 10‑K filing with the Securities and Exchange Commission (“SEC”) on March 25, 2025.

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

Even as more and more applications are deployed on 5G networks, we nonetheless anticipate continued demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) for the foreseeable future, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. We expect the introduction of our 5G products in the second quarter of 2025. Also, we expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network) and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, and the issuance of capital stock.

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

Downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID‑19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. More recently, the announcement and implementation of tariffs and other trade policies by the United States and other countries have resulted in a significant degree of uncertainty and risks in the global economic condition, which may negatively impact the semiconductor industry and the markets in which we operate. These downturns have directly impacted GCT’s business, suppliers, distributors, and end customers.

Because a significant portion of our expenses are fixed in the near term or are incurred in advance of anticipated sales, we may not be able to reduce our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow, and financial condition. In addition, the semiconductor industry has periodically experienced increased demand and production constraints. As a fabless semiconductor company, we rely exclusively on third-party foundries, including certain major semiconductor foundries such as United Microelectronics Corporation, Samsung and Taiwan Semiconductor Manufacturing Corporation, for the manufacturing and supplies of its wafers and products. We do not have any formal foundry agreements that guarantee a minimum level of manufacturing capacity. In times of significant increasing demand for capacity, these foundries may experience production shortages and may not allocate sufficient manufacturing capacity to us. If this happens, we may not be able to produce sufficient quantities of our products to meet the increased demand. Any disruption in our supply chain can make it more difficult for us to obtain sufficient wafer, assembly, and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and impact our operating results.

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

Other Income (Expense)

Interest Expense

Interest expense primarily consists of interest and amortization of related debt issuance costs related to our borrowings and convertible promissory notes.

Gain on foreign currency transactions, net

Gain on foreign currency transactions consists of gains, presented net of losses, from transactions denominated in other currencies, primarily South Korean won.

Change in fair value of common stock warrant liabilities

Common stock warrants are classified as liabilities if they do not meet equity classification requirements based on their settlement mechanism upon a change of control and similar transactions. The corresponding liability is remeasured at fair value while the common stock warrants remain outstanding.

Change in fair value of convertible promissory notes

Change in fair value of convertible promissory notes includes measurement gains and losses related to the outstanding convertible promissory notes that are accounted for under the fair value option.

Results of Operations

This section discusses the results of our operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

For the Three Months Ended March 31, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended March 31,
	2025	2024	$ change	% change
Net revenues:
Product	$91	$2,378	$(2,287)	(96)%
Service	405	887	(482)	(54)%
Total net revenues	496	3,265	(2,769)	(85)%
Cost of net revenues:
Product	207	654	(447)	(68)%
Service	201	658	(457)	(69)%
Total cost of net revenues	408	1,312	(904)	(69)%
Gross profit	88	1,953	(1,865)	(95)%
Operating expenses:
Research and development	4,096	5,521	(1,425)	(26)%
Sales and marketing	1,118	996	122	12%
General and administrative	2,614	2,836	(222)	(8)%
Gain on extinguishment of liability	—	(14,636)	14,636	(100)%
Total operating expenses	7,828	(5,283)	13,111	(248)%
Income (loss) from operations	(7,740)	7,236	(14,976)	(207)%
Interest expense	(1,070)	(2,082)	1,012	(49)%
Gain on foreign currency transactions, net	21	1,472	(1,451)	(99)%
Change in fair value of common stock forward liability	295	—	295	100%
Change in fair value of common stock warrant liabilities	1,649	(4,626)	6,275	(136)%
Change in fair value of convertible promissory notes	(19)	(1,203)	1,184	(98)%
Other income, net	1	19	(18)	(95)%
Income (loss) before provision for income taxes	(6,863)	816	(7,679)	(941)%
Provision for income taxes	105	59	46	78%
Net income (loss)	$(6,968)	$757	$(7,725)	(1020)%

Net Revenues

Net revenues decreased by $2.8 million, or 85%, from $3.3 million for the three months ended March 31, 2024 to $0.5 million for the three months ended March 31, 2025. The reduction was primarily attributable to a decrease of $2.3 million in product sales and a decrease of $0.5 million in service revenue.

Product sales decreased by $2.3 million, or 96%, from $2.4 million for the three months ended March 31, 2024 to $0.1 million for the three months ended March 31, 2025. The decrease was due to no platform shipments in the first fiscal quarter of 2025 as compared to two platform shipments in the first fiscal quarter of 2024 and continued softness in 4G product revenue as our customers continue their transition to 5G.

Service revenues decreased by $0.5 million, or 54%, from $0.9 million for the three months ended March 31, 2024 to $0.4 million for the three months ended March 31, 2025. This decrease was mainly due to i) a significant service project that was ongoing in the first fiscal quarter of 2024 and was substantially concluded prior to the first quarter of 2025, without the sufficient addition of new service contracts to offset this reduction and ii) some schedule delays that caused revenue recognition to be pushed into subsequent quarters.

Cost of Net Revenues

Cost of net revenues decreased by $0.9 million, or 69%, from $1.3 million for the three months ended March 31, 2024 to $0.4 million for the three months ended March 31, 2025. This decrease in the cost of net revenues was driven primarily by the reduction in our product sales and involvement in service projects.

Product costs decreased by $0.4 million, or 68%, from $0.7 million for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025. This decrease in product costs was primarily driven by a decrease in our direct costs as we sold fewer units.

Service costs decreased by $0.5 million, or 69%, from $0.7 million for the three months ended March 31, 2024 to $0.2 million for the three months ended March 31, 2025. This decrease in service costs was driven primarily by the reduction in direct costs as we were engaged in service projects with a lower scope.

Our gross margin decreased to 18% for the three months ended March 31, 2025 from 60% for the three months ended March 31, 2024. Our current gross margin is distorted by the reduction in revenue, making it less indicative of the underlying profitability of our products and services. We are actively exploring measures to improve operational efficiencies and restore product sales and service projects volumes.

Research and Development Expenses

Research and development expenses decreased by $1.4 million, or 26%, from $5.5 million for the three months ended March 31, 2024 to $4.1 million for the three months ended March 31, 2025. This decrease was primarily due to $1.3 million related to project-specific intellectual property expenses incurred during the first fiscal quarter of 2024.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.1 million, or 12%, from $1.0 million for the three months ended March 31, 2024 to $1.1 million for the three months ended March 31, 2025. This increase was primarily due to personnel-related and other costs.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 8%, from $2.8 million for the three months ended March 31, 2024 to $2.6 million for the three months ended March 31, 2025. This decrease was primarily due to a $0.7 million reduction in stock-based compensation related to vesting of performance-based founder shares in the first fiscal quarter of 2024, partially offset by a $0.3 million increase in business liability insurance premiums and $0.2 million increase in personnel-related costs driven by the higher operating costs associated with being a public company.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the three months ended March 31, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. No similar transactions took place during the year ended three months ended March 31, 2025.

Interest Expense

Interest expense decreased by $1.0 million or 49%, from $2.1 million for the three months ended March 31, 2024 to $1.1 million for the three months ended March 31, 2025. This decrease was primarily due to the conversion of significant amounts of outstanding convertible notes and repayment of outstanding borrowings during 2024.

Change in fair value of common stock forward liability

The change in fair value of common stock forward liability resulted in a gain of $0.3 million for the three months ended March 31, 2025. There was no gain or loss related to the change in fair value of common stock forward liability for the three months ended March 31, 2024. The gain was due to changes in valuation assumptions related to the common stock forward liability during the first fiscal quarter of 2025.

Gain on foreign currency transactions, net

Gain on foreign currency transactions decreased by $1.5 million, or 99%, from $1.5 million for the three months ended March 31, 2024 to less than $0.1 million for the three months ended March 31, 2025. The amount recognized during the first fiscal quarter of 2024 was driven by the appreciation of the U.S. dollar against the South Korean won.

Change in fair value of common stock warrant liabilities

The change in fair value of common stock warrant liabilities resulted in a gain of $1.6 million for the three months ended March 31, 2025 and a loss of $4.6 million for the three months ended March 31, 2024. The respective gain and loss were both driven by changes in the fair value of our common stock during each of the respective periods.

Change in fair value of convertible promissory notes

Loss from changes in fair value of convertible promissory notes was $1.2 million for the three months ended March 31, 2024 and less than $0.1 million for the three months ended March 31, 2025. These losses in each year were derived from the fair value measurement and related assumptions, specifically remeasurement of the convertible notes prior to their settlement in our common stock, which significantly increased the underlying liability during the three months ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

With limited exceptions, we have incurred and expect that we will continue to incur significant operating losses. For the three months ended March 31, 2025, we had a net loss of $7.0 million. For the three months ended March 31, 2025 and 2024, we had cash used in operating activities of $8.0 million and $14.4 million, respectively. As of March 31, 2025, we had an accumulated deficit of $569.0 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

In April 2024, we entered into a common stock purchase agreement (the “Purchase Agreement”) and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through March 31, 2025, we sold an aggregate of 2,438,037 shares of our common stock for $9.9 million under the Purchase Agreement and received cash proceeds of $8.7 million and $1.0 million was withheld by B. Riley against the outstanding amounts payable. In addition, in April 2025 we sold 700 shares of our common stock under the Purchase Agreement and received cash proceeds of approximately $1,000.

In April 2025, we executed an at-market issuance sales agreement (the “ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co. LLC, acting as sales agents. The ATM Agreement allows us to sell our common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf registration statement on Form S-3 which was declared effective by the SEC on April 9, 2025. From April 1, 2025 through May 9, 2025, we sold 103,106 shares of our common stock under the ATM Agreement for gross proceeds of approximately $0.2 million that were received in cash. An additional 50.0 million shares of common stock have been registered for sale in the ATM Offering, which may continue unless terminated sooner as provided for in the Sales Agreement with sales agents. As there is no commitment for future sales of additional shares under the ATM Agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized.

We remain dependent on additional fundraising in order to sustain our ongoing operations. In November and December 2024, we entered into term loan agreements with Kyeongho Lee, our related party, pursuant to which we borrowed $2.9 million and $2.1 million, maturing in December 2024 and January 2025, respectively. In December 2024, we entered into a term loan agreement with Anapass, Inc. pursuant to which we borrowed $3.4 million maturing in December 2025. In January 2025, we entered into a term loan agreement with Kyeongho Lee pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of March 31, 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., our related party, pursuant to which we borrowed $3.1 million maturing in March 2026.

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

As of March 31, 2025, our existing sources of liquidity include cash and cash equivalents of $1.0 million. As of March 31, 2025, we have outstanding convertible promissory notes and borrowings with a total principal amount of $50.2 million, which are entirely contractually due within 12 months from this reporting date. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital through equity or debt offerings, the payments can be delayed, which may adversely affect our business operations and financial performance. While we believe that we will be able to secure additional capital and funding in the next 12 months to sustain our operations, there remains a substantial doubt as to our ability to continue as a going concern. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025.

We intend to mitigate the risk of any working capital deficit by continuing to seek and execute appropriate actions to secure funding as a publicly traded company, including extension and refinancing of existing loans, executing public or private equity offerings, debt financings, and other means. In addition, we recently filed a universal shelf registration statement on Form S-3 that will allow us to raise up to $200.0 million from the issuance of our securities, which includes the $75.0 million for the ATM Offering. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

We expect to use such additional liquidity and the cash and cash equivalents available to us after the Closing to finance the following activities:

•
Cost of mass production of 5G and other products, including masks, wafers, and design house fees;
•
Acquisition of IP and tool enhancement to develop the next generation of product;
•
Hiring of additional personnel in engineering, sales, and marketing functions; and
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

Cash Flow Comparison for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(7,951)	$(14,413)
Net cash used in investing activities	(118)	—
Net cash provided by financing activities	7,697	30,274
Effect of exchange rate changes on cash and cash equivalents	(24)	3
Net (decrease) increase in cash and cash equivalents	$(396)	$15,864

Operating Activities

Cash used in operating activities of $8.0 million during the three months ended March 31, 2025 was primarily attributable to our net loss of $7.0 million, non-cash adjustments of $0.8 million, and a net change in our operating assets and liabilities of $0.2 million. Non-cash adjustments consisted primarily of a $1.6 million gain from the change in fair value of warrant liabilities and a $0.3 million gain from the change in fair value of common stock forward liability, partially offset by $0.5 million in stock-based compensation, a $0.3 million increase in provision for credit losses, $0.2 million in depreciation and amortization charges, and $0.2 million in amortization of operating lease right-of-use assets. The change in our operating assets and liabilities of $0.2 million primarily resulted from a decrease of $1.9 million in accrued and other current liabilities, an increase of $0.4 million in contract assets, a decrease of $0.2 million in other liabilities, a decrease of $0.2 million in lease liabilities, an increase of $0.1 million in inventory, and a decrease of $0.1 million in income tax payables, partially offset by a decrease of $1.1 million in prepaid expenses and other current assets, a decrease of $0.9 million in accounts receivable, an increase of $0.4 million in accounts payable, and an increase of $0.2 million in net defined benefit liabilities.

Cash used in operating activities of $14.4 million during the three months ended March 31, 2024 was primarily attributable to our net income of $0.8 million, offset by non-cash adjustments of $7.0 million, and a net change in our operating assets and liabilities of $8.2 million. Non-cash adjustments consisted primarily of a $14.6 million gain from the extinguishment of a liability, partially offset by a $4.6 million loss from the change in fair value of warrant liabilities, $1.2 million gain from the change in fair value of convertible promissory notes, $1.2 million in stock-based compensation, $0.2 million in depreciation and amortization charges, $0.2 million in operating lease right-of-use amortization, and $0.2 million in provision for credit losses. The change in our operating assets and liabilities of $8.2 million primarily resulted from a decrease in $2.7 million in accounts payable, a decrease of $1.1 million in our accrued and other current liabilities, and a decrease of $0.3 million in other liabilities due to the payment of costs incurred related to our Business Combination, as well as an increase of $2.3 million in prepaid expenses and other current assets related to the timing of payments for inventory and manufacturing of wafers, an increase of $0.9 million in in contract assets due to unbilled services provided under certain projects, an increase of $0.5 million in accounts receivable primarily due to slower collections from certain customers, an increase of $0.3 million in inventory due to lower sales, and a decrease of $0.2 million in our lease liabilities.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 was related solely to the purchases of property and equipment. There were no cash flows related to our investing activities during the three months ended March 31, 2024.

Financing Activities

Cash provided by financing activities of $7.7 million during the three months ended March 31, 2025 consisted of $7.5 million in proceeds from borrowings and $0.2 million in proceeds received from issuance of common stock to B. Riley under the Purchase Agreement.

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

We have certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services, and we have entered into a material research and development agreement. See Note 7 to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding our additional commitments and contractual obligations.

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 6, to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding our debt arrangements.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition,” “Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” disclosed in our Form 10-K filing with the SEC on March 25, 2025, except that from the Closing we have certain contracts in our own equity that are subject to liability classification and remeasurement each reporting periods.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $1.5 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

Our convertible promissory notes are valued using a discounted cash flow (“DCF”) model or binomial lattice model (“BLM”). which are a Level 3 fair value measurements. Significant assumptions used in the DCF include the remaining term and discount rate. Significant assumptions used in the BLM include volatility, remaining term, risk-free rate, and credit spread.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined by Rule 12b‑2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure that were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule (13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

Other than the risk factors discussed under this section, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2025. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2024 and 2023, we had a net loss of $12.4 million and $22.5 million, respectively, and used cash in operating activities of $31.0 million and $8.8 million, respectively. For the three months ended March 31, 2025, we had a net loss of $7.0 million, and used cash in operating activities of $8.0 million. As of March 31, 2025, we had an accumulated deficit of $569.0 million and negative working capital of approximately $56.0 million. We had short-term debt, including convertible promissory notes and borrowings, in the amount of $50.2 million as of March 31, 2025. As of December 31, 2024, we had an accumulated deficit of $562.0 million and negative working capital of approximately $43.3 million. We had short-term debt in the amount of $37.6 million, including convertible promissory notes and borrowings as of December 31, 2024. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
10.1

Loan Agreement, dated January 24, 2025, by and between Dr. Kyeongho Lee and GCT Research, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025). ‡

10.2

Amendment No. 1 to Loan Agreement, dated January 24, 2025, by and between Dr. Kyeongho Lee and GCT Research, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025). ‡

10.3

Loan Agreement, dated March 21, 2025, by and between Anapass Inc. and GCT Research, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025).‡

31.1*

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

GCT Semiconductor Holding, Inc.

Date: May 14, 2025	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: May 14, 2025	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer