Form 10-Q
period 2025-06-30
GCT Semiconductor Holding, Inc.
filed 2025-08-12
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 55,859,904 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to obtain funding and raise capital for our operations;
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
•
intense market competition;
•
geopolitical conditions, including political instability in the U.S. and Korea, unrest and sanctions, war, conflict, including the ongoing conflicts between Russia and Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan;

•
legislative and regulatory risks, including those relating to the recent enactment of the One Big Beautiful Bill Act;

i

•
uncertainties and risks relating to new trade regulations, including tariffs and export control regulations;
•
reputational risks; and
•
other risks and uncertainties indicated or referenced in this Quarterly Report on Form 10‑Q, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025. These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10‑Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,266	$1,435
Accounts receivable, net	3,826	5,740
Inventory	2,995	2,977
Contract assets	5,962	5,107
Prepaid expenses and other current assets	1,697	2,332
Total current assets	15,746	17,591
Property and equipment, net	830	869
Operating lease right-of-use assets	589	849
Intangibles, net	10	65
Other assets	444	523
Total assets	$17,619	$19,897
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$823	$1,031
Contract liabilities	24	48
Accrued and other current liabilities	20,871	21,205
Common stock forward liability	20	315
Borrowings	46,675	37,626
Convertible promissory notes, current	5,123	—
Operating lease liabilities, current	508	697
Total current liabilities	74,044	60,922
Convertible promissory notes, net of current	—	4,947
Net defined benefit liabilities	8,052	7,055
Long-term operating lease liabilities	106	177
Income taxes payable	2,196	2,076
Warrant liabilities	3,111	3,750
Other liabilities	86	285
Total liabilities	87,595	79,212
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of June 30, 2025 and December 31, 2024; 55,784 and 47,987 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	512,782	501,195
Accumulated other comprehensive income (loss)	(225)	1,518
Accumulated deficit	(582,539)	(562,033)
Total stockholders’ deficit	(69,976)	(59,315)
Total liabilities and stockholders’ deficit	$17,619	$19,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Product	$408	$18	$499	$2,396
Service	774	1,450	1,179	2,337
Total net revenues	1,182	1,468	1,678	4,733
Cost of net revenues:
Product	582	158	789	812
Service	222	389	423	1,047
Total cost of net revenues	804	547	1,212	1,859
Gross profit	378	921	466	2,874
Operating expenses:
Research and development	3,514	4,164	7,610	9,685
Sales and marketing	1,021	976	2,139	1,972
General and administrative	3,435	2,860	6,049	5,696
Gain on extinguishment of liability	—	—	—	(14,636)
Total operating expenses	7,970	8,000	15,798	2,717
Income (loss) from operations	(7,592)	(7,079)	(15,332)	157
Interest expense	(1,532)	(760)	(2,602)	(2,842)
Gain (loss) on foreign currency transactions, net	(3,217)	816	(3,196)	2,288
Change in fair value of common stock forward liability	—	(586)	295	(586)
Change in fair value of common stock warrant liabilities	(1,010)	6,628	639	2,002
Change in fair value of convertible promissory notes	(157)	14	(176)	(1,189)
Other income (expenses), net	9	(9)	10	10
Loss before provision for income taxes	(13,499)	(976)	(20,362)	(160)
Provision for income taxes	39	67	144	126
Net loss	$(13,538)	$(1,043)	$(20,506)	$(286)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.02)	$(0.41)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	51,703	44,060	49,666	34,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive income (loss), net of taxes:
Net loss	$(13,538)	$(1,043)	$(20,506)	$(286)
Foreign currency translation adjustment	(1,692)	708	(1,743)	1,772
Comprehensive income (loss)	$(15,230)	$(335)	$(22,249)	$1,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	47,987	$5	$501,195	$1,518	$(562,033)	$(59,315)
Issuance of common stock under common stock purchase agreement	74	—	189	—	—	189
Issuance of common stock upon exercise of stock options	173	—	19	—	—	19
Release of vested restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	511	—	—	511
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(6,968)	(6,968)
Balance as of March 31, 2025	48,247	5	501,903	1,467	(569,001)	(65,626)
Issuance of common stock under common stock purchase agreement	1	—	1	—	—	1
Issuance of common stock under at-market agreement	298	—	471	—	—	471
Issuance of common stock and common stock warrants in a registered direct offering	7,006	1	9,893	—	—	9,894
Issuance of common stock upon exercise of stock options	14	—	2	—	—	2
Release of vested restricted stock units	218	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	512
Foreign currency translation adjustment	—	—	—	(1,692)	—	(1,692)
Net loss	—	—	—	—	(13,538)	(13,538)
Balance as of June 30, 2025	55,784	$6	$512,782	$(225)	$(582,539)	$(69,976)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	24,166	$3	$435,752	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Stock-based compensation	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	1,064	—	1,064
Net income	—	—	—	—	757	757
Balance as of March 31, 2024	45,833	5	487,006	(474)	(548,897)	(62,360)
Issuance of common stock under common stock purchase agreement	679	—	3,388	—	—	3,388
Issuance of commitment shares in connection with common stock purchase agreement	57	—	—	—	—	—
Issuance of common stock to underwriter	110	—	667	—	—	667
Stock-based compensation	—	—	323	—	—	323
Foreign currency translation adjustment	—	—	—	708	—	708
Net loss	—	—	—	—	(1,043)	(1,043)
Balance as of June 30, 2024	46,679	$5	$491,384	$234	$(549,940)	$(58,317)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(20,506)	$(286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	379
Amortization of right-of-use assets	349	347
Stock-based compensation	1,023	1,546
Issuance of common stock to underwriter	—	667
Change in provision for credit losses	1,366	(547)
Change in fair value of common stock forward liability	(295)	586
Change in fair value of warrant liabilities	(639)	(2,002)
Change in fair value of convertible promissory notes	176	1,189
Gain on extinguishment of liability	—	(14,636)
Changes in operating assets and liabilities:
Accounts receivable	548	253
Inventory	(18)	(511)
Contract assets	(855)	(1,176)
Prepaid expenses and other current assets	1,346	(1,702)
Other assets	79	44
Accounts payable	(483)	(3,356)
Contract liabilities	(24)	(25)
Accrued and other current liabilities	1,188	(4,407)
Net defined benefit liabilities	1,132	351
Income tax payable	(324)	(29)
Lease liabilities	(794)	(341)
Other liabilities	(189)	(406)
Net cash used in operating activities	(16,589)	(24,062)
Investing activities:
Purchases of property and equipment	(209)	(131)
Net cash used in investing activities	(209)	(131)
Financing activities:
Proceeds from borrowings	7,500	—
Proceeds from issuance of common stock under common stock purchase agreement	190	2,815
Proceeds from issuance of common stock under at-market agreement	487	—
Proceeds from issuance of common stock and common stock warrants in a registered direct offering	11,000	—
Proceeds from exercise of stock options	21	—
Payment of common stock issuance costs	(847)	—
Tax withholding on restricted stock units	(11)	—
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	—	17,238
Proceeds from issuance of convertible promissory notes	—	16,290
Repayments of borrowings	(2,212)	(7,853)
Repayments of convertible promissory notes	—	(630)
Net cash provided by financing activities	16,128	27,860
Effect of exchange rate changes on cash and cash equivalents	501	110
Net increase (decrease) in cash and cash equivalents	(169)	3,777
Cash and cash equivalents at beginning of period	1,435	258
Cash and cash equivalents at end of period	$1,266	$4,035
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,711	$2,144
Cash paid for income taxes	$65	$47
Cash paid for operating leases	$361	$377
Non-cash financing activities:
Unpaid common stock issuance costs included in accounts payable	$275	$—
Issuance of common stock from conversion of convertible promissory notes	$—	$41,209
Settlement of common stock forward liability in equity	$—	$51
Proceeds from issuance of common stock withheld for outstanding payables	$—	$488
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$61	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

GCT Semiconductor Holding, Inc. (formerly known as Concord Acquisition Corp III) and its wholly owned subsidiaries (collectively “GCT” or the “Company”) is headquartered in San Jose, California, with international offices in South Korea, China, Taiwan, and Japan. The Company is a fabless semiconductor company that specializes in the design, manufacturing, and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers and modems, which are essential for a wide variety of industrial, business-to-business (“B2B”) and consumer applications.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Through June 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $582.5 million as of June 30, 2025. The Company’s existing sources of liquidity as of June 30, 2025 include cash and cash equivalents of $1.3 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt. The Company is dependent on additional fundraising in order to sustain its ongoing operations.

In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations. Through June 30, 2025, the Company utilized $9.9 million of the contractual commitment amount under the Purchase Agreement.

On April 1, 2025, the Company executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). During the three months ended June 30, 2025, the Company received net proceeds of approximately $0.5 million in cash related to the ATM Offering (see Note 8).

On May 15, 2025, the Company entered into securities purchase agreements (“RDO Purchase Agreements”) with certain institutional investors (“Purchasers”) pursuant to which, the Company sold shares of common stock and warrants to purchase common stock to the Purchasers and received net proceeds of $9.9 million. The registered direct offering (“RDO”) closed on May 16, 2025 (see Note 8).

To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations, and raise additional capital through debt or equity financing. Management’s plans include seeking additional financing, such as issuances of equity and issuances of debt and/or convertible debt instruments. Sales of additional equity securities, convertible debt, and/or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity and/or debt alternatives. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond twelve months after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information as of December 31, 2024 included in the condensed consolidated balance sheets was derived from the audited consolidated financial statements. Certain amounts reported in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 have been reclassified to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company has recorded provisions for credit losses of approximately $2.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	June 30, 2025	December 31, 2024
Customer B	14%	13%
Customer F	23%	22%
Customer H	15%	13%
Customer K	29%	27%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Customer A	30%	—%	25%	—%
Customer K	—%	—%	—%	42%
Customer L	11%	*%	*%	18%
Customer M	—%	80%	34%	25%
Customer O	25%	—%	18%	—%

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

For each of the three and six months ended June 30, 2025, the Company recognized realized foreign currency exchange losses of $0.4 million. For the three and six months ended June 30, 2025, the Company recognized unrealized foreign currency exchange losses of $2.8 million and $2.7 million, respectively.

For the three and six months ended June 30, 2024, the Company recognized realized foreign currency exchange gains of $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2024, the Company recognized unrealized foreign currency exchange gains of $0.7 million and $1.9 million, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. Through June 30, 2025, there were no changes in the instrument-specific credit risk that are required to be presented as a component of other comprehensive loss.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) include all changes within equity that are not the result of transactions with stockholders. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the timing of the adoption and the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$641	$1,339	$1,044	$1,728
Taiwan	353	—	422	—
Germany	132	74	142	870
China	56	55	70	135
South Korea	—	—	—	2,000
Total	$1,182	$1,468	$1,678	$4,733

Contract Assets and Liabilities

Net revenues recognized during the six months ended June 30, 2025 and 2024 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods are less than $0.1 million.

4. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,123	$5,123
Warrant liabilities	—	—	3,111	3,111
Common stock forward liability	—	—	20	20

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,947	$4,947
Warrant liabilities	—	—	3,750	3,750
Common stock forward liability	—	—	315	315

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	June 30, 2025	December 31, 2024
Convertible promissory notes, current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$5,123	$4,947
Warrant liabilities	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	3,111	3,750
Common stock forward liability	Discounted Cash Flow (“DCF”)	Various utilization scenarios, risk-free rate, remaining term	20	315

As of June 30, 2025, the key inputs for the convertible promissory notes measured using the BLM were as follows: stock price of $1.49, implied volatility of 76.30%, remaining term of 0.7 years, risk-free rate of 4.18%, and credit spread of 6.90%.

As of June 30, 2025, the key inputs used to measure the public and private placement warrants using the BLM and BSM were as follows: exercise price of $11.50 per share, term to expiration of 3.7 years, volatility of 76.30%, and a risk-free rate of 3.69%. As of June 30, 2025, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $10.00 per share, or $18.75 per

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

share, term to expiration ranging from 0.7 years to 1.3 years, volatility ranging from 64.60% to 67.20%, and a risk-free rate ranging from 3.85% to 4.14%.

As of June 30, 2025, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 0.9 years and future risk-free rate estimates ranging from 4.04% to 4.39% for this period.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2024	$4,947
Change in fair value	19
As of March 31, 2025	4,966
Change in fair value	157
As of June 30, 2025	$5,123

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2024	$3,750
Change in fair value	(1,649)
As of March 31, 2025	2,101
Change in fair value	1,010
As of June 30, 2025	$3,111

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of December 31, 2024	$315
Change in fair value	(295)
As of March 31, 2025	20
Change in fair value	—
As of June 30, 2025	$20

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$801	$1,005
Work-in-process	312	224
Finished goods	1,882	1,748
Total inventory	$2,995	$2,977

There were no inventory write-downs during the six months ended June 30, 2025 and 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance and other expenses	$634	$1,192
Prepaid inventory	570	209
Lease deposit	420	389
Other receivables and current assets	73	70
Prepaid research and development	—	472
Total prepaid expenses and other current assets	$1,697	$2,332

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll and related expenses	$8,646	$8,193
Accrued payables	7,182	7,881
Other taxes payable	3,447	3,533
Interest payable	864	762
Other	732	836
Total accrued and other current liabilities	$20,871	$21,205

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	June 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$5,123	$5,000	$4,947
Borrowings:
KEB Hana Bank	6,635	6,635	6,122	6,122
IBK Industrial Bank	6,783	6,783	6,259	6,259
Mujin Electronics Co., Ltd.	3,686	3,686	3,401	3,401
Anapass, Inc., related party	16,588	16,588	12,245	12,245
i Best Investment Co., Ltd	2,212	2,212	4,082	4,082
Kyeongho Lee, related party	10,771	10,771	5,517	5,517
Total debt	$51,675	51,798	$42,626	42,573
Less: current portion		(51,798)		(37,626)
Debt, net of current portion		$—		$4,947

Expected future minimum principal payments under the Company’s total debt are as follows as of June 30, 2025 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2025, remainder	$—	$32,299	$32,299
2026	5,000	14,376	19,376
Total debt	$5,000	$46,675	$51,675

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of June 30, 2025, the remaining principal and interest amount of $5.3 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and annual interest rates ranging between 3.1% and 4.9% as of June 30, 2025), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, the Company executed an amendment to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.9 million) with an annual interest rate of 4.0% (see Note 16).

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan has a maturity date in November 2025 and bears an annual interest rate of 4.1%. In June 2025, the Company executed an amendment to change the annual interest rate from 4.1% to 4.0%, effective June 12, 2025.

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

In April 2022, the Company entered into a term loan and security agreement with M-Venture Investment, Inc., pursuant to which the Company borrowed amounts in two draws of KRW 1.0 billion ($0.7 million) and KRW 5.0 billion ($3.7 million), respectively. The term loan had a maturity date in April 2024, and each respective draw bears an annual interest rate of 6.5% and 8.7%. In April 2024, the Company executed an amendment with M-Venture Investment, Inc., pursuant to which the maturity date for both draws were amended. The maturity date for the principal amount of KRW 1.0 billion ($0.7 million) was extended from April 2024 to June 2024. The maturity date for the principal amount of KRW 5.0 billion ($3.7 million) was extended from April 2024 to July 2024. In July 2024, the Company partially repaid the loan of KRW 1.0 billion ($0.7 million) and assigned the remaining balance (“M-Venture Loan”) to Mujin Electronics Co. Ltd. as further discussed below.

Mujin Electronics Co., Ltd.

In July 2024, the Company executed agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining M-Venture Loan with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. In October

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

2024, the Company executed an amendment to extend the maturity date to June 2025. In June 2025, the Company executed an amendment to further extend the maturity date to October, 2025.

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest-only payments are due monthly at 5.5% per annum and the principal amount of the term loan is due on the maturity date of July 2024. In July 2024, the Company and Anapass, Inc. amended the loan agreement to extend the maturity date from July 2024 to July 2025. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 7). In July 2025, the Company entered into an amendment to extend the maturity date from July 2025 to July 2026 (see Note 16).

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

In July 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million). The term loan has a maturity date in July 2026 and bears an annual interest rate of 6.5% (see Note 16).

In August 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 2.0 billion ($1.5 million). The term loan has a maturity date in August 2026 and bears an annual interest rate of 6.5% (see Note 16).

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

In February 2025, the Company executed an amendment with i Best Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its first draw and fifth draw. In May 2025, the Company executed an amendment with i Best Co., Ltd. to extend the maturity date from May 2025 to June 2025 for its first and fifth draw. In May 2025, the Company paid in full of the term loans with a principal amount of $1.5 million outstanding on its fifth and sixth draw. In June 2025, the Company made a $0.7 million repayment of the principal amount of its first draw and extended the maturity date from June 2025 to December 2025 for the remaining principal amount of $2.2 million for its first draw.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million) and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan. In November 2024, the Company executed two amendments with Kyeongho Lee to extend the maturity dates of two promissory notes from November 2024 to November 2025, and the maturity date of the term loan from November 2024 to May 2025. In May 2025, the Company executed an amendment with Kyeongho Lee to extend the maturity date of the term loan from May 2025 to August 2025.

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

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of June 30, 2025.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of June 30, 2025, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.2 million.

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement (“Alpha Agreement”) related to 5G chip development for a total fee of $7.6 million. In the first fiscal quarter of 2025, the Company executed an amendment to the Alpha Agreement, pursuant to which the total development costs that the Company will pay to Alpha increased by $0.1 million and resulted in approximately $7.7 million of total development costs. The Company bears the risk of research and development (“R&D”) failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three and six months ended June 30, 2025, the Company recorded $0.5 million and $1.1 million, respectively, in R&D expenses related to services provided by Alpha. The aggregate unpaid amount related to this agreement was $0.4 million as of June 30, 2025.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.6 million, $6.8 million and $16.6 million, respectively, as of June 30, 2025, and $6.1 million, $6.3 million and $12.2 million, respectively, as of December 31, 2024 (see Note 6).

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$924	$654
Accounts receivable	3,826	5,927
Inventory	2,995	2,977
Property and equipment	499	446
Intangible and other assets	408	165

8. Common Stock

B. Riley Purchase Agreement

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock (“Commitment Amount”), subject to certain limitations and conditions at the Company’s sole discretion. The price per share payable by B. Riley on each trading day represents an amount equal to 98% of the volume-weighted average price (“VWAP”) of the Company’s common stock for the applicable pricing period. The Purchase Agreement requires settlement in registered shares. In May 2024, the Company filed a registration statement on Form S-1 with the SEC to register the resale of shares issued to B. Riley, which became effective on June 6, 2024 (“Registration Statement”). The Company may sell shares of its common stock to B. Riley through June 2026, up to the Commitment Amount, so long that it remains in compliance with the terms of the Purchase Agreement.

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

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability, which remained outstanding as of June 30, 2025 since the Commitment Shares remained unsold by B. Riley.

During the six months ended June 30, 2025, the Company sold an aggregate of 74,684 shares of common stock for $0.2 million.

At-Market Offering

In April 2025, the Company executed an ATM Agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock, from time to time, for gross proceeds of up to $75.0 million. The offering under the ATM Agreement is made pursuant to Rule 415 and a universal shelf registration statement on Form S-3, which became effective on April 9, 2025, for an aggregate amount of $200.0 million, including $75.0 million allocated to the ATM Agreement. There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the three months ended June 30, 2025, the Company sold approximately 297,891 shares of its common stock under the ATM Agreement for gross proceeds of approximately $0.5 million in cash with nominal issuance costs related to the ATM Offering. As of June 30, 2025, approximately 49.7 million shares of common stock remain available for future issuance under the ATM Agreement.

Registered Direct Offering

In May 2025, the Company entered into securities purchase agreements through which the Company agreed to issue and sell to the Purchasers in a RDO an aggregate of 7,006,370 shares of the Company’s common stock (“RDO Shares”) and equity-classified warrants (“RDO Warrants”) to purchase up to 10,509,555 shares of the Company’s common stock at a combined purchase price of $1.57 per RDO Share and the accompanying RDO Warrant. The RDO closed on May 16, 2025, and the Company received net proceeds of $9.9 million, after deducting issuance costs of $1.1 million, of which $0.3 million remained unpaid as of June 30, 2025. The Company

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

allocated the proceeds based on the relative fair value of the securities issued, resulting in $5.8 million allocated to the RDO Shares and $4.1 million allocated to the RDO Warrants. The RDO Warrants are exercisable after November 17, 2025 at an exercise price of $1.71 per share and expire November 17, 2030.

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2025	2024
Common stock warrants	36,783	26,273
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 plan	2,862	3,062
Unvested RSUs	1,071	1,214
Shares available for future grant from 2024 ESPP	600	600
Convertible promissory notes	500	500
Options issued and outstanding	348	535
Vested and unreleased RSUs	110	—
Total	62,274	52,184

9. Common Stock Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	June 30, 2025	Exercise Price	Expiration
February 2023 - June 2023	2,115	$10.00 - $18.75	February 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
Total	36,783

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of June 30, 2025, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of June 30, 2025, the Company had 2,862,334 shares authorized for issuance under the 2024 Plan.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	535	$0.11	4.4	$1,189
Exercised	(187)	$0.11
Balance as of June 30, 2025	348	$0.11	4.6	$481
Vested and expected to vest as of June 30, 2025	348	$0.11	4.6	$481
Exercisable as of June 30, 2025	344	$0.11	4.6	$476

No options were granted or cancelled during the six months ended June 30, 2025. As of June 30, 2025, unrecognized compensation cost related to stock options was nominal. The aggregate intrinsic value of 187,146 options exercised during the six months ended June 30, 2025 was $0.4 million.

Restricted Stock Units

In June 2024, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among six grantees (“2024 RSUs”). Based on the closing price of the Company’s common stock as of June 28, 2024, 31,668 shares were issued. During the three months ended March 31, 2025, the Company determined that an additional 100,608 shares became required to be issued to settle the remaining liability related to the 2024 RSUs. Upon completion of the required service period, 252,336 RSUs vested on March 31, 2025, of which 142,002 RSUs were settled in common stock in April 2025, and the remaining 110,334 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In August 2024, the Company granted various employees 140,000 RSUs that vest in four equal annual installments subject to continuous service.

In December 2024, the Company granted various employees 629,500 RSUs, of which 329,500 RSUs vest in four equal installments subject to continuous service, and 300,000 RSUs vest quarterly between April 2025 and ending February 2026.

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”), with terms and conditions substantially similar to those of the 2024 RSUs. The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The RSUs will vest on March 31, 2026, subject to the grantees’ continuous service to the Company through this date, and will be released in future periods. The 2025 RSUs are initially classified as a liability and will be reclassified to equity up to the monetary amount for which the number of shares to be issued becomes determinable. During the three months ended June 30, 2025, the Company determined that an additional 110,736 shares became required to be issued to settle the remaining liability related to the 2025 RSUs.

RSUs under the 2024 Plan were as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	1,214	$3.59
Granted	211	$1.56
Vested and released	(237)	$2.82
Cancelled	(7)	$3.16
Balance as of June 30, 2025	1,181	$3.38

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2025 the Company recognized stock-based compensation of $0.5 million and $1.0 million, respectively, related to the outstanding RSUs. As of June 30, 2025, there was $2.9 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.2 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	18	—	29	—
Research and development	215	128	361	254
Sales and marketing	45	36	79	72
General and administrative	234	159	554	1,220
Total	$512	$323	$1,023	$1,546

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2025, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

For each of the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $0.1 million. The effective tax rate is (0.7)% and (78.8)% for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company was not under examination by any taxing authority.

As of June 30, 2025 the Company had unrecognized tax benefits of $3.4 million, of which $1.6 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of June 30, 2025 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of June 30, 2025.

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

	June 30, 2025	December 31, 2024
Liability for severance payments, gross	$8,327	$7,304
Plan assets	(275)	(249)
Liability for severance payments, net	$8,052	$7,055

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$16,588	$10,771	$12,245	$5,517
Other current liabilities	16	1,500	14	86

For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded $0.9 million and $1.4 million, respectively, of interest expense with Kyeongho Lee in the unaudited condensed consolidated statements of operations. Interest expense related to the Company’s arrangements with Kyeongho Lee was immaterial during the three and six months ended June 30, 2024.

14. Entity-Wide Information

Long-lived assets by geographic region were as follows (in thousands):

	June 30, 2025	December 31, 2024
South Korea	$580	$877
United States	839	841
Total	$1,419	$1,718

15. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive (in thousands):

	June 30,
	2025	2024
Common stock warrants	36,783	26,724
Legacy GCT Earnout Shares	20,000	20,000
Unvested RSUs	1,071	424
Sponsor Earnout Shares	571	1,920
Convertible promissory notes	500	767
Options issued and outstanding	348	668
Total	59,273	50,503

Vested and unreleased RSUs are included in calculating basic and diluted net loss per share even though they are not physically settled in shares of the Company’s common stock.

16. Subsequent Events

KEB Hana Bank

In July 2025, the Company executed an amendment to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.9 million) with an annual interest rate of 4.0%.

Anapass, Inc., Related Party

In July 2025, the Company executed an amendment with Anapass, Inc. to extend the maturity date from July 2025 to July 2026 for the promissory note with a principal of KRW 6.0 billion ($4.5 million) entered into in July 2016.

In July 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million). The term loan has a maturity date in July 2026 and bears an annual interest rate of 6.5%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 2.0 billion ($1.5 million). The term loan has a maturity date in August 2026 and bears an annual interest rate of 6.5%.

Warrant Issuance Agreement

In August 2025, the Company entered into a warrant issuance agreement with an existing investor pursuant to which the Company issued a warrant to purchase up to 1,400,000 shares of the Company's common stock. The warrant is exercisable from the issuance date at an exercise price of $2.00 per share and expires in August 2030.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025 and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and related notes included in our Form 10‑K filing with the Securities and Exchange Commission (“SEC”) on March 25, 2025.

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

Overview

We are a fabless semiconductor company that specializes in the design, manufacturing and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers (“RF”) and modems, which are essential for a wide variety of industrial, business-to-business (“B2B”) and consumer applications. We have successfully developed and supplied communication semiconductor chipsets and modules to leading wireless operators worldwide, as well as to original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) for portable wireless routers (e.g., Mobile Router (“MiFi”)), indoor and outdoor fixed wireless routers (e.g., customer premise equipment (“CPE”)), industrial machine-to-machine (“M2M”) applications and smartphones.

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

Even as more and more applications are deployed on 5G networks, we nonetheless anticipate continued demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) for the foreseeable future, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. Having delivered initial samples to our lead 5G customers in the second quarter of 2025, we anticipate the commercial launch of our 5G products in the second half of 2025. Also, we expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network) and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

Commercial Deployment of 4G LTE and 5G Market

Our business depends upon the continued commercial deployment of 4G and 5G wireless communications equipment, products, and services based on GCT’s technology. Deployment of new networks by wireless carriers requires significant capital expenditures well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than our expectation, this will reduce the sales of its products and could cause OEMs and ODMs to hold excess inventory. This would harm our revenues and our financial results. The worldwide commercial deployment and adoption of the narrow band LTE variants, Cat M and Cat NB, are expected to expand further the markets for IoT devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for IoT devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results.

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
•
accurate prediction of the growth of the IoT markets and the timing of commercial availability of 4G and 5G networks;
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

Change in fair value of common stock forward liability

Common stock forward liability represents a freestanding common stock forward contract under the purchase agreement (“Purchase Agreement”) with B. Riley B. Riley Principal Capital II, LLC (“B. Riley”) executed in April 2024, which contains a variable share forward on our common stock. This freestanding instrument is precluded from equity classification since the Purchase Agreement with B. Riley requires shareholder approval for the issuance of shares in excess of the applicable ownership limitation caps, which is not an input in a fixed-for-fixed option or forward on equity shares. The fair value of this liability reflects the probability-adjusted present value of the discount to be provided to B. Riley for sales of our common stock under the Purchase Agreement, relative to the volume-weighted average price of our common stock during the applicable pricing period. Change in fair value of common stock forward liability includes measurement gains and losses driven by the change in the probability of scenarios to sell certain number of shares under the Purchase Agreement.

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

For the Three Months Ended June 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended June 30,
	2025	2024	$ change	% change
Net revenues:
Product	$408	$18	$390	2,167%
Service	774	1,450	(676)	(47)%
Total net revenues	1,182	1,468	(286)	(19)%
Cost of net revenues:
Product	582	158	424	268%
Service	222	389	(167)	(43)%
Total cost of net revenues	804	547	257	47%
Gross profit	378	921	(543)	(59)%
Operating expenses:
Research and development	3,514	4,164	(650)	(16)%
Sales and marketing	1,021	976	45	5%
General and administrative	3,435	2,860	575	20%
Total operating expenses	7,970	8,000	(30)	(0)%
Loss from operations	(7,592)	(7,079)	(513)	7%
Interest expense	(1,532)	(760)	(772)	102%
Gain (loss) on foreign currency transactions, net	(3,217)	816	(4,033)	(494)%
Change in fair value of common stock forward liability	—	(586)	586	(100)%
Change in fair value of common stock warrant liabilities	(1,010)	6,628	(7,638)	(115)%
Change in fair value of convertible promissory notes	(157)	14	(171)	(1,221)%
Other income (expenses), net	9	(9)	18	(200)%
Loss before provision for income taxes	(13,499)	(976)	(12,523)	1,283%
Provision for income taxes	39	67	(28)	(42)%
Net loss	$(13,538)	$(1,043)	$(12,495)	1,198%

Net Revenues

Net revenues decreased by $0.3 million, or 19%, from $1.5 million for the three months ended June 30, 2024 to $1.2 million for the three months ended June 30, 2025. The reduction was attributable to a decrease of $0.7 million in service revenue, partially offset by an increase of $0.4 million in product sales.

Our product sales were nominal during the three months ended June 30, 2024 due to our largest customers changing their priorities on product development from 4G to 5G products. Our product sales during the three months ended June 30, 2025 of $0.4 million were attributed primarily to sales of single-chip 4G products.

Service revenues decreased by $0.7 million, or 47%, from $1.5 million for the three months ended June 30, 2024 to $0.8 million for the three months ended June 30, 2025. The decrease was attributed to the substantial completion of a significant service project in the second quarter of 2024, which then did not contribute materially in subsequent quarters. Our service project portfolio during the second quarter of 2025 was less extensive, contributing to the decrease in activity levels.

Cost of Net Revenues

Cost of net revenues increased by $0.3 million, or 47%, from $0.5 million for the three months ended June 30, 2024 to $0.8 million for the three months ended June 30, 2025. This increase in the cost of net revenues was driven by product sales activity, partially offset by the reduced costs associated with service projects.

Product costs increased by $0.4 million, or 268%, from $0.2 million for the three months ended June 30, 2024 to $0.6 million for the three months ended June 30, 2025. This increase in product costs was primarily driven by direct costs associated with unit sales.

Service costs decreased by $0.2 million, or 43%, from $0.4 million for the three months ended June 30, 2024 to $0.2 million for the three months ended June 30, 2025. This decrease in service costs was commensurate with the level of our service project activity.

Our gross margin decreased to 32% for the three months ended June 30, 2025 from 63% for the three months ended June 30, 2024. Our current gross margins are still distorted by the reduction in product revenue, which is currently not sufficient to absorb overhead costs. This makes our current gross margins less indicative of the underlying profitability of our products and services. We expect operational efficiencies to improve as revenues increase, which will begin when 5G product sales start contributing to our overall revenue in the second half of 2025.

Research and Development Expenses

Research and development expenses decreased by $0.7 million, or 16%, from $4.2 million for the three months ended June 30, 2024 to $3.5 million for the three months ended June 30, 2025. This decrease was primarily due to a $0.9 million reduction in professional services provided by Alpha related to the design of 5G chip products, partially offset by a $0.3 million increase in the personnel-related costs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $1.0 million for each of the three months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 20%, from $2.9 million for the three months ended June 30, 2024 to $3.4 million for the three months ended June 30, 2025. Changes in our expected credit loss estimates for receivables resulted in a $0.8 million gain in the second quarter of 2024, compared to a $1.1 million loss in the second quarter of 2025, representing a $1.9 million net increase. This increase was partially offset by a $1.2 million decrease in professional services and other costs in the second quarter of 2025 compared to the second quarter of 2024, driven by lower transactional activity during this period.

Interest Expense

Interest expense increased by $0.8 million or 102%, from $0.8 million for the three months ended June 30, 2024 to $1.5 million for the three months ended June 30, 2025. This increase was primarily due to interest and penalties we incurred on outstanding term loan balances.

Gain (loss) on foreign currency transactions, net

Foreign currency transactions resulted in a loss of $3.2 million for the three months ended June 30, 2025 and a gain of $0.8 million for the three months ended June 30, 2024. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The loss in the second quarter of fiscal 2025 was driven by the depreciation of the U.S. dollar against the South Korean won, while the gain in the second quarter of fiscal 2024 was attributable to the appreciation of the U.S. dollar against the South Korean won.

Change in fair value of common stock forward liability

There was no change in fair value of common stock forward liability for the three months ended June 30, 2025 since the balance was nominal based on our expectations related to the utilization of the available commitment under the common stock purchase agreement with B. Riley. The increase in fair value of common stock forward liability of $0.6 million for the three months ended June 30, 2024 was due the initial recognition of this financial instrument.

Change in fair value of common stock warrant liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $1.0 million for the three months ended June 30, 2025 and a gain of $6.6 million for the three months ended June 30, 2024. The respective loss and gain were both driven by changes in the fair value of our common stock during the respective periods.

For the Six Months Ended June 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Six Months Ended June 30,
	2025	2024	$ change	% change
Net revenues:
Product	$499	$2,396	$(1,897)	(79)%
Service	1,179	2,337	(1,158)	(50)%
Total net revenues	1,678	4,733	(3,055)	(65)%
Cost of net revenues:
Product	789	812	(23)	(03)%
Service	423	1,047	(624)	(60)%
Total cost of net revenues	1,212	1,859	(647)	(35)%
Gross profit	466	2,874	(2,408)	(84)%
Operating expenses:
Research and development	7,610	9,685	(2,075)	(21)%
Sales and marketing	2,139	1,972	167	8%
General and administrative	6,049	5,696	353	6%
Gain on extinguishment of liability	—	(14,636)	14,636	(100)%
Total operating expenses	15,798	2,717	13,081	481%
Income (loss) from operations	(15,332)	157	(15,489)	(9,866)%
Interest expense	(2,602)	(2,842)	240	(08)%
Gain (loss) on foreign currency transactions, net	(3,196)	2,288	(5,484)	(240)%
Change in fair value of common stock forward liability	295	(586)	881	(150)%
Change in fair value of common stock warrant liabilities	639	2,002	(1,363)	(68)%
Change in fair value of convertible promissory notes	(176)	(1,189)	1,013	(85)%
Other income, net	10	10	—	0%
Loss before provision for income taxes	(20,362)	(160)	(20,202)	12,626%
Provision for income taxes	144	126	18	14%
Net loss	$(20,506)	$(286)	$(20,220)	7,070%

Net Revenues

Net revenues decreased by $3.1 million, or 65%, from $4.7 million for the six months ended June 30, 2024 to $1.7 million for the six months ended June 30, 2025. The reduction was primarily attributable to a decrease of $1.9 million in product sales and a decrease of $1.2 million in service revenue.

Product sales decreased by $1.9 million, or 79%, from $2.4 million for the six months ended June 30, 2024 to $0.5 million for the six months ended June 30, 2025. The sales of our LTE platforms contributed $2.3 million to our product sales in the first half of 2024, and there were no LTE platform sales during the first half of 2025. This trend was partially offset by our sales of 4G products, which increased by $0.4 million during the first half of 2025.

Service revenues decreased by $1.2 million, or 50%, from $2.3 million for the six months ended June 30, 2024 to $1.2 million for the six months ended June 30, 2025. The decrease was attributed to the substantial completion of a significant service project during the six months ended June 30, 2024, which then did not contribute materially in subsequent quarters. Our service project portfolio during the six months ended June 30, 2025 was less extensive, contributing to the decrease in activity levels.

Cost of Net Revenues

Cost of net revenues decreased by $0.6 million, or 35%, from $1.9 million for the six months ended June 30, 2024 to $1.2 million for the six months ended June 30, 2025. This decrease in the cost of net revenues was driven primarily by the reduction in our service costs that was commensurate with the level of our service project activity.

Our gross margin decreased to 28% for the six months ended June 30, 2025 from 61% for the six months ended June 30, 2024. Our current gross margins are distorted by the reduction in product revenue, which is currently not sufficient to fully absorb overhead costs. This makes our current gross margins less indicative of the underlying profitability of our products and services. We expect operational efficiencies to improve as revenues increase, which will begin when 5G product sales start contributing to our overall revenue in the second half of 2025.

Research and Development Expenses

Research and development expenses decreased by $2.1 million, or 21%, from $9.7 million for the six months ended June 30, 2024 to $7.6 million for the six months ended June 30, 2025. This decrease was primarily due to a $1.4 million reduction in professional services provided by Alpha related to the design of 5G chip products and a $1.4 million reduction in the project-specific intellectual property expenses, partially offset by a $0.5 million increase in the personnel-related costs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $2.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses increased by $0.4 million, or 6%, from $5.7 million for the six months ended June 30, 2024 to $6.0 million for the six months ended June 30, 2025. Changes in our expected credit loss estimates for receivables resulted in a $0.5 million gain in the six months ended June 30, 2024, compared to a $1.4 million loss in the six months ended June 30, 2025, representing a $1.9 million net increase. This variance was partially offset by a $1.2 million decrease in professional services and other costs in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by lower transactional activity during this period, and $0.6 million decrease in stock-based compensation, recognized during the six months ended June 30, 2024 from the vesting of equity awards with performance conditions.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the six months ended June 30, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. No similar transactions took place during the year ended six months ended June 30, 2025.

Interest Expense

Interest expense decreased by $0.2 million or 8%, from $2.8 million for the six months ended June 30, 2024 to $2.6 million for the six months ended June 30, 2025. This decrease was primarily due to the conversion of significant amounts of outstanding convertible notes and repayment of outstanding borrowings during 2024.

Gain (loss) on foreign currency transactions, net

Foreign currency transactions resulted in a loss of $3.2 million for the six months ended June 30, 2025 and a gain of $2.3 million for the six months ended June 30, 2024. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The loss in the six months ended June 30, 2025 was primarily driven by the depreciation of the U.S. dollar against the South Korean won, while the gain in the six months ended June 30, 2024 was attributable to the appreciation of the U.S. dollar against the South Korean won.

Change in fair value of common stock forward liability

The change in fair value of common stock forward liability resulted in a gain of $0.3 million for the six months ended June 30, 2025 and a loss of $0.6 million for the six months ended June 30, 2024. The decrease in the fair value of $0.3 million for the six months ended June 30, 2025 was based on our expectations related to the utilization of the available commitment under the common stock purchase agreement with B. Riley. The increase in fair value of common stock forward liability of $0.6 million for the six months ended June 30, 2024 was due the initial recognition of this financial instrument.

Change in fair value of common stock warrant liabilities

Gains from changes in fair value of common stock warrant liabilities were $0.6 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, in each case driven by changes in the fair value of our common stock during the respective periods.

Change in fair value of convertible promissory notes

Losses from changes in fair value of convertible promissory notes were less than $0.2 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. These losses in each year were derived from the fair value measurement and related assumptions, specifically remeasurement of the convertible notes prior to their settlement in our common stock, which significantly increased the underlying liability during the six months ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, issuance of capital stock and the exercise of stock options.

With limited exceptions, we have incurred and expect that we will continue to incur significant operating losses. For the six months ended June 30, 2025, we had a net loss of $20.5 million. For the six months ended June 30, 2025 and 2024, we had cash used in operating activities of $16.6 million and $24.1 million, respectively. As of June 30, 2025, we had an accumulated deficit of $582.5 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

In April 2024, we entered into the Purchase Agreement and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley for an equity line of credit facility (“ELOC”). Pursuant to the ELOC, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through June 30, 2025, we sold an aggregate of 2,438,737 shares of our common stock for $9.9 million under the ELOC and received cash proceeds of $8.7 million, of which $1.0 million was withheld by B. Riley against the outstanding amounts payable.

In April 2025, we executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows us to sell our common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). As there is no commitment for future sales of additional shares under the ATM Agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the three months ended June 30, 2025, we received net proceeds of approximately $0.5 million in cash related to the ATM Offering.

In May 2025, we entered into securities purchase agreements with certain institutional investors to execute a registered direct offering (“RDO”), pursuant to which we sold an aggregate of 7,006,370 shares of our common stock and warrants to purchase up to 10,509,555 shares of common stock at a combined purchase price of $1.57 per share and warrant, for aggregate gross proceeds of approximately $11.0 million. The warrants have an exercise price of $1.71 per share and will be exercisable six months from issuance, and will expire five years following such initial date of exercise. The RDO closed on May 16, 2025 and we received net proceeds of $9.9 million in cash.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee, the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, maturing in December 2024 and January 2025, respectively, which remain outstanding as of June 30, 2025. We incur a penalty of 3% of principal per month on loans from Kyeongho Lee that are past maturity date, calculated daily until principal and accrued interest has been paid.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In January 2025, we entered into a term loan agreement with Dr. Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of June 30, 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc. and borrowed $2.2 million that will mature in July 2026. In August 2025, we entered into a term loan agreement with Anapass, Inc. and borrowed $1.5 million that will mature in August 2026.

During six months ended June 30, 2025, we were able to renegotiate the timing of payments for some of the obligations, including loan agreements with i Best Investment Co., Ltd and Dr. Lee, that initially were due in the first and second fiscal quarter of 2025, respectively.

We expect significant ongoing operating expenditures will be necessary to successfully implement our business plan and market our products. Having delivered initial samples to our lead 5G customers in the second quarter of 2025, we anticipate the commercial launch of our 5G products in the second half of 2025. We anticipate continued significant related expenditures in the form of production-related costs, including mask sets, wafers, and assembly and test costs, and most such costs will be incurred prior to the commencement of manufacturing and production.

As of June 30, 2025, our existing sources of liquidity include cash and cash equivalents of $1.3 million. As of June 30, 2025, we have outstanding convertible promissory notes and borrowings with a total principal amount of $51.7 million, which are contractually due within 12 months from this reporting date. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

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

We intend to mitigate the risk of any working capital deficit by continuing to seek and execute appropriate actions to secure funding as a publicly traded company, including extension and refinancing of existing loans, executing public or private equity offerings, debt financings, and other means. In addition, we recently filed a universal shelf registration statement on Form S-3 that will allow us to raise up to $200.0 million from the issuance of our securities, which includes the $75.0 million for the ATM Offering. Following the completion of the RDO, the Company has $114.0 million of remaining equity funding capacity available under its shelf registration statement. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

We expect to use additional liquidity and our available cash and cash equivalents to finance the following activities:

•
Cost of mass production of 5G and other products, including masks, wafers, and design house fees;
•
Acquisition of IP and tool enhancement to develop the next generation of product;
•
Hiring of additional personnel in engineering, sales, and marketing functions; and
•
Improvement of engineering equipment.

While we believe that we have a reasonable basis for our expectation and we will be able to raise additional funds, we cannot provide assurance that we will be able to complete additional financing in a timely manner. In addition, the sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. Should we enter into definitive collaboration and/or joint venture agreements or engage in business combinations in the future, we may be required to seek additional financing.

Cash Flow Comparison for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(16,589)	$(24,062)
Net cash used in investing activities	(209)	(131)
Net cash provided by financing activities	16,128	27,860
Effect of exchange rate changes on cash and cash equivalents	501	110
Net increase (decrease) in cash and cash equivalents	$(169)	$3,777

Overview of Cash Flows

During the six months ended June 30, 2025 and 2024, we funded our operations primarily through financing activities. This included the proceeds received from the reverse recapitalization and concurrent PIPE financing completed in March 2024, as well as through issuance of convertible promissory notes and term loans. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding borrowings portfolio will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $16.6 million during the six months ended June 30, 2025, was primarily attributable to our net loss of $20.5 million, non-cash adjustments of $2.3 million, and a net change in our operating assets and liabilities of $1.6 million. Non-cash adjustments consisted primarily of a $1.4 million increase in provision for credit losses, $1.0 million in stock-based compensation, $0.3 million in amortization of operating lease right-of-use assets, $0.3 million in depreciation and amortization charges, and a $0.2 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.6 million gain from the change in fair value of warrant liabilities and a $0.3 million gain from the change in fair value of common stock forward liability. The change in our operating assets and liabilities of $1.6 million primarily resulted from a decrease of $1.3 million in prepaid expenses and other current assets, an increase of $1.2 million in accrued and other current liabilities, an increase of $1.1 million in net defined benefit liabilities, a decrease of $0.5 million in accounts receivable, and a $0.1 million decrease in other assets, partially offset by an increase of $0.9 million in contract assets, a decrease of $0.8 million in lease liabilities, a decrease of $0.5 million in accounts payable, a decrease of $0.3 million in income tax payables, and a decrease of $0.2 million in other liabilities.

Cash used in operating activities of $24.1 million during the six months ended June 30, 2024, was primarily attributable to our net loss of $0.3 million, non-cash adjustments of $12.5 million, and a net change in our operating assets and liabilities of $11.3 million. Non-cash adjustments consisted primarily of a $14.6 million gain from the extinguishment of a liability, $2.0 million gain from the change in fair value of warrant liabilities, and $0.5 million in provision for credit losses, partially offset by $1.5 million in stock-based compensation, $1.2 million loss from the change in fair value of convertible promissory notes, $0.7 million in non-cash expense related to the issuance of common stock to the underwriter, $0.6 million loss from the initial recognition of the common stock forward liability, $0.4 million in depreciation and amortization charges and $0.3 million in operating lease right-of-use amortization. The change in our operating assets and liabilities of $11.3 million primarily resulted from a decrease of $4.4 million in our accrued and other current liabilities, a decrease of $3.4 million in accounts payable, an increase of $1.7 million in prepaid expenses and other current assets related to the timing of payments for inventory and manufacturing of wafers, an increase of $1.2 million in contract assets due to unbilled services provided under certain projects, an increase of $0.5 million in inventory due to lower sales, a decrease of $0.4 million in other liabilities, and a decrease of $0.3 million in our lease liabilities, partially offset by an increase of $0.4 million in net defined benefit liabilities, and a decrease of $0.3 million in accounts receivable primarily due to slower collections from certain customers.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 and 2024 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $16.1 million during the six months ended June 30, 2025, consisted of $11.0 million gross proceeds received from the issuance of common stock in a registered direct offering, $7.5 million in proceeds from borrowings, and $0.5 million in proceeds from the issuance of common stock under the at-market agreement, partially offset by a $2.2 million repayment of our bank borrowings and a $0.8 million payment of common stock issuance costs.

Cash provided by financing activities of $27.9 million during the six months ended June 30, 2024, consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes, and $2.8 million proceeds received from the issuance of common stock to B. Riley under the Purchase Agreement, partially offset by $7.9 million repayment of our bank borrowings and $0.6 million repayment of convertible promissory notes.

Commitments and Contractual Obligations

We have material commitments and contractual obligations, including leases, purchase commitments, and research and development agreements. We have various operating leases, under which we lease office equipment and office space. The operating leases have various expiration dates through 2028.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $2.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

Our convertible promissory notes are valued using a discounted cash flow (“DCF”) model or binomial lattice model (“BLM”), which are a Level 3 fair value measurements. Significant assumptions used in the DCF include the remaining term and discount rate. Significant assumptions used in the BLM include volatility, remaining term, risk-free rate, and credit spread.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure that were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule (13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2024 and 2023, we had a net loss of $12.4 million and $22.5 million, respectively, and used cash in operating activities of $31.0 million and $8.8 million, respectively. For the six months ended June 30, 2025, we had a net loss of $20.5 million, and used cash in operating activities of $16.6 million. As of June 30, 2025, we had an accumulated deficit of $582.5 million and negative working capital of approximately $58.3 million. We had short-term debt, including convertible promissory notes and borrowings, in the amount of $51.8 million as of June 30, 2025. As of December 31, 2024, we had an accumulated deficit of $562.0 million and negative working capital of approximately $43.3 million. We had short-term debt in the amount of $37.6 million, including convertible promissory notes and borrowings as of December 31, 2024. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
4.1	Form of Warrant
10.1‡

Form of Securities Purchase Agreement dated May 15, 2025 between GCT Semiconductor Holding, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2025)

10.2‡

Placement Agency Agreement dated May 15, 2025 by and between GCT Semiconductor Holding, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2025)

31.1**

Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**

Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

‡ Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GCT Semiconductor Holding, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCT Semiconductor Holding, Inc.

Date: August 12, 2025	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: August 12, 2025	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer