Form 10-Q
period 2025-09-30
GCT Semiconductor Holding, Inc.
filed 2025-11-12
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 57,099,558 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to access the capital markets and credit markets;
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

•
legislative and regulatory risks, including those relating to the recent enactment of the One Big Beautiful Bill Act and the impact of a continued shutdown of the U.S. government;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$8,343	$1,435
Accounts receivable, net	3,686	5,740
Inventory	1,905	2,977
Contract assets	5,631	5,107
Prepaid expenses and other current assets	2,302	2,332
Total current assets	21,867	17,591
Property and equipment, net	1,582	869
Operating lease right-of-use assets	412	849
Intangibles, net	10	65
Other assets	404	523
Total assets	$24,275	$19,897
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,053	$1,031
Contract liabilities	11	48
Accrued and other current liabilities	20,970	21,205
Common stock forward liability	4	315
Borrowings	59,413	37,626
Convertible promissory notes, current	5,287	—
Operating lease liabilities, current	372	697
Total current liabilities	87,110	60,922
Convertible promissory notes, net of current	—	4,947
Net defined benefit liabilities	7,913	7,055
Long-term operating lease liabilities	63	177
Income taxes payable	2,330	2,076
Warrant liabilities	6,923	3,750
Other liabilities	85	285
Total liabilities	104,424	79,212
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of September 30, 2025 and December 31, 2024; 56,465 and 47,987 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	5
Additional paid-in capital	515,603	501,195
Accumulated other comprehensive income	630	1,518
Accumulated deficit	(596,388)	(562,033)
Total stockholders’ deficit	(80,149)	(59,315)
Total liabilities and stockholders’ deficit	$24,275	$19,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Product	$148	$1,715	$647	$4,111
Service	282	895	1,461	3,232
Total net revenues	430	2,610	2,108	7,343
Cost of net revenues:
Product	1,419	710	2,208	1,522
Service	61	274	484	1,321
Total cost of net revenues	1,480	984	2,692	2,843
Gross profit (loss)	(1,050)	1,626	(584)	4,500
Operating expenses:
Research and development	3,258	4,210	10,868	13,895
Sales and marketing	1,048	949	3,187	2,921
General and administrative	3,898	2,379	9,947	8,075
Gain on extinguishment of liability	—	—	—	(14,636)
Total operating expenses	8,204	7,538	24,002	10,255
Loss from operations	(9,254)	(5,912)	(24,586)	(5,755)
Interest expense	(1,783)	(667)	(4,385)	(3,509)
Gain (loss) on foreign currency transactions, net	1,320	(1,044)	(1,876)	1,244
Change in fair value of common stock forward liability	16	—	311	(586)
Change in fair value of common stock warrant liabilities	(3,812)	759	(3,173)	2,761
Change in fair value of convertible promissory notes	(164)	(165)	(340)	(1,354)
Other income (expenses), net	6	(31)	16	(21)
Loss before provision for income taxes	(13,671)	(7,060)	(34,033)	(7,220)
Provision for income taxes	178	61	322	187
Net loss	$(13,849)	$(7,121)	$(34,355)	$(7,407)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.16)	$(0.67)	$(0.19)
Weighted average common shares outstanding:
Basic and diluted	55,462	45,645	51,619	38,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive loss, net of taxes:
Net loss	$(13,849)	$(7,121)	$(34,355)	$(7,407)
Foreign currency translation adjustment	855	(1,180)	(888)	592
Comprehensive loss	$(12,994)	$(8,301)	$(35,243)	$(6,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	47,987	$5	$501,195	$1,518	$(562,033)	$(59,315)
Issuance of common stock under common stock purchase agreement	74	—	189	—	—	189
Issuance of common stock upon exercise of stock options	173	—	19	—	—	19
Release of vested restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	511	—	—	511
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(6,968)	(6,968)
Balance as of March 31, 2025	48,247	5	501,903	1,467	(569,001)	(65,626)
Issuance of common stock under common stock purchase agreement	1	—	1	—	—	1
Issuance of common stock under at-market agreement	298	—	471	—	—	471
Issuance of common stock and common stock warrants in a registered direct offering	7,006	1	9,893	—	—	9,894
Issuance of common stock upon exercise of stock options	14	—	2	—	—	2
Release of vested restricted stock units	218	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	512
Foreign currency translation adjustment	—	—	—	(1,692)	—	(1,692)
Net loss	—	—	—	—	(13,538)	(13,538)
Balance as of June 30, 2025	55,784	6	512,782	(225)	(582,539)	(69,976)
Issuance of common stock under at-market agreement	590	—	950	—	—	950
Issuance of common stock upon exercise of stock options	1	—	—	—	—	—
Release of vested restricted stock units	90	—	—	—	—	—
Stock-based compensation	—	—	1,871	—	—	1,871
Foreign currency translation adjustment	—	—	—	855	—	855
Net loss	—	—	—	—	(13,849)	(13,849)
Balance as of September 30, 2025	56,465	$6	$515,603	$630	$(596,388)	$(80,149)

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

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(34,355)	$(7,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506	528
Amortization of right-of-use assets	520	463
Stock-based compensation	2,894	2,119
Issuance of common stock to underwriter	—	667
Change in provision for credit losses	1,352	(547)
Change in fair value of common stock forward liability	(311)	586
Change in fair value of warrant liabilities	3,173	(2,761)
Change in fair value of convertible promissory notes	340	1,354
Gain on extinguishment of liability	—	(14,636)
Changes in operating assets and liabilities:
Accounts receivable	702	(895)
Inventory	1,072	(1,624)
Contract assets	(524)	(1,659)
Prepaid expenses and other current assets	423	(21)
Other assets	119	70
Accounts payable	22	(2,328)
Contract liabilities	(37)	463
Accrued and other current liabilities	1,163	(3,040)
Net defined benefit liabilities	953	674
Income taxes payable	(449)	35
Lease liabilities	(823)	(455)
Other liabilities	(192)	(275)
Net cash used in operating activities	(23,452)	(28,689)
Investing activities:
Purchases of property and equipment	(1,143)	(185)
Net cash used in investing activities	(1,143)	(185)
Financing activities:
Proceeds from borrowings	21,763	3,696
Proceeds from issuance of common stock under common stock purchase agreement	190	7,814
Proceeds from issuance of common stock under at-market agreement	1,470	—
Proceeds from issuance of common stock and common stock warrants in a private placement	—	2,240
Proceeds from issuance of common stock and common stock warrants in a registered direct offering	11,000	—
Proceeds from exercise of stock options	21	13
Payment of common stock issuance costs	(1,155)	—
Tax withholding on restricted stock units	(11)	—
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	—	17,238
Proceeds from issuance of convertible promissory notes	—	16,290
Repayments of borrowings	(2,212)	(14,065)
Repayments of convertible promissory notes	—	(1,630)
Net cash provided by financing activities	31,066	31,596
Effect of exchange rate changes on cash and cash equivalents	437	(1,168)
Net increase in cash and cash equivalents	6,908	1,554
Cash and cash equivalents at beginning of period	1,435	258
Cash and cash equivalents at end of period	$8,343	$1,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,336	$3,059
Cash paid for income taxes	$236	$212
Cash paid for operating leases	$560	$562
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$—	$41,209
Settlement of common stock forward liability in equity	$—	$135
Proceeds from issuance of common stock withheld for outstanding payables	$—	$975
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$74	$54

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business. Through September 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $596.4 million as of September 30, 2025. The Company’s existing sources of liquidity as of September 30, 2025 include cash and cash equivalents of $8.3 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt. The Company is dependent on additional fundraising in order to sustain its ongoing operations.

In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations. Through September 30, 2025, the Company utilized $9.9 million of the contractual commitment amount under the Purchase Agreement.

On April 1, 2025, the Company executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). During the three and nine months ended September 30, 2025, the Company received net proceeds of approximately $1.0 million and $1.4 million in cash related to the ATM Offering, respectively (see Note 8).

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

The information as of December 31, 2024 included in the unaudited condensed consolidated balance sheets was derived from the audited consolidated financial statements. Certain amounts reported in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 have been reclassified to conform to the current year’s presentation.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These judgments, estimates, and assumptions are used for but not limited to revenue recognition, provision for credit losses, deferred income taxes and related valuation allowances, inventory obsolescence, recoverability of long-lived assets, certain accrued expenses, stock-based compensation, determination of the fair value of the Company’s financial instruments, including convertible promissory notes, warrant liabilities, stock options, and common stock forward liability. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates, and these differences may be material.

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

The Company’s revenue may be impacted by its ability to obtain adequate wafer supplies from foundries and back-end production capacity from the Company’s test and assembly subcontractors. The foundries with which the Company currently has arrangements may not be willing or able to satisfy all of the Company’s manufacturing requirements on a timely basis or at favorable prices. The Company is also subject to the risks of service disruptions, raw material shortages, and price increases by its foundries. Such disruptions, shortages, and price increases could harm the Company’s consolidated operating results.

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company has recorded provisions for credit losses of approximately $2.6 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company’s revenues are generated by the sale of 4G and 5G mobile semiconductor solutions consisting of product and platform solutions aimed at the 4G LTE and 5G NR (New Radio) wireless communications industry, and related development services and technical advice and maintenance services. To determine when revenues are recognized, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation.

The revenues from product sales are identified and determined pursuant to purchase orders. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product, which is generally at the time of shipment.

Service revenues are identified and determined based on each service agreement and recognized over time or at a point in time, depending on the evaluation of when the customer obtains control of the promised goods or services, which is generally as services are rendered. For contracts that include multiple performance obligations, the Company allocates revenue to each performance obligation based on estimates of the relative stand-alone selling price that the Company would charge the customer for each promised product or service.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	September 30, 2025	December 31, 2024
Customer B	15%	13%
Customer F	24%	22%
Customer H	15%	13%
Customer K	30%	27%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Customer A	*%	*%	21%	*%
Customer B	10%	—%	*%	—%
Customer F	—%	57%	—%	20%
Customer K	—%	—%	—%	27%
Customer L	*%	*%	*%	12%
Customer M	19%	24%	31%	25%
Customer O	47%	—%	24%	—%
Customer P	14%	—%	*%	—%

*Less than 10%.

Management closely monitors the creditworthiness and performance of these key customers and has established credit limits and terms to mitigate potential credit risks. The Company also continues diversifying its customer base and exploring opportunities to reduce its reliance on a few major customers.

Foreign Currency

Financial statements of foreign subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at the end-of-period exchange rates or at historical exchange rates for purposes of consolidation. Revenues and expenses are translated using average exchange rates during the reporting period. Translation adjustments are included in accumulated other comprehensive income or loss within stockholders’ deficit.

Gains and losses resulting from transactions denominated in a currency other than the functional currency are presented separately in the unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2025, the Company recognized realized foreign currency exchange losses of zero and $0.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized unrealized foreign currency exchange gains of $1.3 million and losses of $1.4 million, respectively.

For the three and nine months ended September 30, 2024, the Company recognized realized foreign currency exchange gains of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2024, the Company recognized unrealized foreign currency exchange losses of $1.1 million and gains of $0.8 million, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. Through September 30, 2025, there were no changes in the instrument-specific credit risk that are required to be presented as a component of other comprehensive loss.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes within equity that are not the result of transactions with stockholders. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient to measure expected credit losses on accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the timing of the adoption and the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based noncash consideration from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-07 on its consolidated financial statements and related disclosures.

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$286	$837	$1,330	$2,565
Taiwan	21	195	443	195
Germany	(4)	46	138	916
China	67	32	137	167
South Korea	60	1,500	60	3,500
Total	$430	$2,610	$2,108	$7,343

Contract Assets and Liabilities

Net revenues recognized during the nine months ended September 30, 2025 and 2024 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods were not material in each period.

4. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,287	$5,287
Warrant liabilities	—	—	6,923	6,923
Common stock forward liability	—	—	4	4

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,947	$4,947
Warrant liabilities	—	—	3,750	3,750
Common stock forward liability	—	—	315	315

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	September 30, 2025	December 31, 2024
Convertible promissory notes, current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$5,287	$4,947
Warrant liabilities	Black Scholes Merton Model (“BSM”) or BLM	Exercise price, term to expiration, volatility, risk-free rate	6,923	3,750
Common stock forward liability	Discounted Cash Flow (“DCF”)	Various utilization scenarios, risk-free rate, remaining term	4	315

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2025, the key inputs for the convertible promissory notes measured using the BLM were as follows: stock price of $1.52, implied volatility of 109.70%, remaining term of 0.4 years, risk-free rate of 3.90%, and credit spread of 5.70%.

As of September 30, 2025, the key inputs used to measure the public and private placement warrants using the BLM and BSM were as follows: exercise price of $11.50 per share, term to expiration of 3.5 years, volatility of 109.70%, and a risk-free rate of 3.61%. As of September 30, 2025, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $10 per share, or $18.75 per share, term to expiration ranging from 0.4 years to 1.1 years, volatility ranging from 73.20% to 81.70%, and a risk-free rate ranging from 3.64% to 3.86%.

As of September 30, 2025, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 0.6 years and future risk-free rate estimates ranging from 3.79% to 4.20% for this period.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2024	$4,947
Change in fair value	19
As of March 31, 2025	4,966
Change in fair value	157
As of June 30, 2025	5,123
Change in fair value	164
As of September 30, 2025	$5,287

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2024	$3,750
Change in fair value	(1,649)
As of March 31, 2025	2,101
Change in fair value	1,010
As of June 30, 2025	3,111
Change in fair value	3,812
As of September 30, 2025	$6,923

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of December 31, 2024	$315
Change in fair value	(295)
As of March 31, 2025	20
Change in fair value	—
As of June 30, 2025	20
Change in fair value	(16)
As of September 30, 2025	$4

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$646	$1,005
Work-in-process	317	224
Finished goods	942	1,748
Total inventory	$1,905	$2,977

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

There were $0.7 million and $0.4 million of inventory write-downs during the nine months ended September 30, 2025 and 2024, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid inventory	$1,252	$209
Prepaid insurance and other expenses	586	1,192
Lease deposit	406	389
Other receivables and current assets	58	70
Prepaid research and development	—	472
Total prepaid expenses and other current assets	$2,302	$2,332

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Payroll and related expenses	$8,339	$8,193
Accrued payables	6,865	7,881
Other taxes payable	3,721	3,533
Interest payable	1,023	762
Professional fees	904	685
Other	118	151
Total accrued and other current liabilities	$20,970	$21,205

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	September 30, 2025		December 31, 2024
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$5,287	$5,000	$4,947
Borrowings:
KEB Hana Bank	6,418	6,418	6,122	6,122
IBK Industrial Bank	6,561	6,561	6,259	6,259
Mujin Electronics Co., Ltd.	3,566	3,566	3,401	3,401
Anapass, Inc., related party	30,310	30,310	12,245	12,245
i Best Investment Co., Ltd	2,139	2,139	4,082	4,082
Kyeongho Lee, related party	10,419	10,419	5,517	5,517
Total debt	$64,413	64,700	$42,626	42,573
Less: current portion		(64,700)		(37,626)
Debt, net of current portion		$—		$4,947

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Expected future minimum principal payments under the Company’s total debt are as follows as of September 30, 2025 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2025, remainder	$—	$28,390	$28,390
2026	5,000	31,023	36,023
Total debt	$5,000	$59,413	$64,413

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million, which matures in February 2026 and bears an interest rate of 5.0% per annum. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of the Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. As of September 30, 2025, the remaining principal and interest amount of $5.4 million was outstanding.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and annual interest rates ranging between 3.1% and 4.0% as of September 30, 2025), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, the Company executed an amendment to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.9 million) with an annual interest rate of 4.0%.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Mujin Electronics Co., Ltd.

In July 2024, the Company executed agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining M-Venture Loan with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. In October 2024, the Company executed an amendment to extend the maturity date to June 2025. In June 2025, the Company executed an amendment to further extend the maturity date to October 2025. In October 2025, the Company executed an amendment to further extend the maturity date to December 2025.

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest-only payments are due monthly at 5.5% per annum and the principal amount of the term loan is due on the maturity date of July 2024. In July 2024, the Company and Anapass, Inc. amended the loan agreement to extend the maturity date from July 2024 to July 2025. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 7). In July 2025, the Company entered into an amendment to extend the maturity date from July 2025 to July 2026.

In May and September 2022, the Company entered into two term loan agreements with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million) and KRW 4.0 billion ($3.0 million). The term loans had respective maturity dates in May 2024 and September 2024 and both bear an annual interest rate of 5.5%. In May 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2024 to May 2025 for the term loan entered in May 2022. In September 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from September 2024 to September 2025 for the term loan entered in September 2022. In May 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date for the term loan entered into in May 2022 from May 2025 to November 2025. In September 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date for the term loan entered in September 2022 from September 2025 to September 2026.

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

In July 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.1 million). The term loan has a maturity date in July 2026 and bears an annual interest rate of 6.5%.

In August 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 2.0 billion ($1.4 million). The term loan has a maturity date in August 2026 and bears an annual interest rate of 6.5%.

In September 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 15.0 billion ($10.7 million). The term loan has a maturity date in September 2026 and bears an annual interest rate of 7.0%

i Best Investment Co., Ltd

Between 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans had a maturity date in June 2024 and bear an annual interest rate of 6.5%. In June 2024, the Company executed an amendment with the I Best Investment Co., Ltd to extend the maturity date from June 2024 to August 2024 for its first draw, fifth draw and sixth draw. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company repaid $2.3 million of the outstanding principal and interest amount of its fourth draw. In June 2024, the Company repaid in full the term loans with a principal amount of $1.4 million outstanding on its third draw. In July 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from August 2024 to February 2025 for its first draw, fifth draw and sixth draw. In October 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its sixth draw.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2025, the Company executed an amendment with i Best Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its first draw and fifth draw. In May 2025, the Company executed an amendment with i Best Co., Ltd. to extend the maturity date from May 2025 to June 2025 for its first and fifth draw. In May 2025, the Company paid in full the term loans with a principal amount of $1.5 million outstanding on its fifth and sixth draw. In June 2025, the Company made a $0.7 million repayment of the principal amount of its first draw and extended the maturity date from June 2025 to December 2025 for the remaining principal amount of $2.2 million for its first draw.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million) and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan. In November 2024, the Company executed two amendments with Kyeongho Lee to extend the maturity dates of two promissory notes from November 2024 to November 2025, and the maturity date of the term loan from November 2024 to May 2025. In May 2025, the Company executed an amendment with Kyeongho Lee to extend the maturity date of the term loan from May 2025 to August 2025. In August 2025, the Company executed an amendment with Kyeongho Lee to extend the maturity date of the term loan from August 2025 to December 2025. In October 2025, the Company repaid to Kyeongho Lee the term loan of KRW 110.0 million ($0.1 million) initially executed in May 2020.

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan had a maturity date in December 2024 and remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements. In December 2024, the Company entered into two term loan agreements with Kyeongho Lee pursuant to which the Company borrowed KRW 1.0 billion ($0.7 million) and KRW 2.0 billion ($1.4 million). The term loans have maturity dates in January 2025 and bear an annual interest rate of 12%. In October 2025, the Company repaid to Kyeongho Lee the term loan of KRW 2.0 billion ($1.4 million) initially executed in December 2024. The term loan for KRW 1.0 billion ($0.7 million) remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements. In January 2025, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 6.5 billion ($4.4 million) with a maturity date in February 2025 and an annual interest rate of 12%, which remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements. The Company incurs a penalty of 3% of principal per month on loans that are past maturity date, calculated daily until principal and accrued interest has been paid.

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of September 30, 2025.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of September 30, 2025, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.2 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement (“Alpha Agreement”) related to 5G chip development for a total fee of $7.6 million. In the first fiscal quarter of 2025, the Company executed an amendment to the Alpha Agreement, pursuant to which the total development costs that the Company will pay to Alpha increased by $0.1 million and resulted in approximately $7.7 million of total development costs. The Company bears the risk of research and development (“R&D”) failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the three and nine months ended September 30, 2025, the Company recorded zero and $1.1 million, respectively, in R&D expenses related to services provided by Alpha. The aggregate unpaid amount related to this agreement was $0.4 million as of September 30, 2025. The Alpha project was completed in the second quarter of 2025, and no additional R&D expenses related to the project have been incurred or are expected to be incurred thereafter.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the amount of $6.4 million, $6.6 million and $30.3 million, respectively, as of September 30, 2025, and $6.1 million, $6.3 million and $12.2 million, respectively, as of December 31, 2024 (see Note 6).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$4,802	$654
Accounts receivable	3,686	5,927
Inventory	1,905	2,977
Property and equipment	1,321	446
Intangible and other assets	369	165

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

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability, which remained outstanding as of September 30, 2025 since the Commitment Shares remained unsold by B. Riley.

During the nine months ended September 30, 2025, the Company sold an aggregate of 74,684 shares of common stock for $0.2 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

At-Market Offering

In April 2025, the Company executed an ATM Agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock, from time to time, for gross proceeds of up to $75.0 million. The offering under the ATM Agreement is made pursuant to Rule 415 and a universal shelf registration statement on Form S-3, which became effective on April 9, 2025, for an aggregate amount of $200.0 million, including $75.0 million allocated to the ATM Agreement. There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the three and nine months ended September 30, 2025, the Company sold approximately 590,192 and 888,083 shares of its common stock, respectively, under the ATM Agreement for gross proceeds of approximately $1.0 million and $1.4 million in cash, respectively, with less than $0.1 million in issuance costs related to the ATM Offering. As of September 30, 2025, approximately 49.1 million shares of common stock remain available for future issuance under the ATM Agreement.

Registered Direct Offering

In May 2025, the Company entered into securities purchase agreements through which the Company agreed to issue and sell to the Purchasers in a RDO an aggregate of 7,006,370 shares of the Company’s common stock (“RDO Shares”) and equity-classified warrants (“RDO Warrants”) to purchase up to 10,509,555 shares of the Company’s common stock at a combined purchase price of $1.57 per RDO Share and the accompanying RDO Warrant. The RDO closed on May 16, 2025, and the Company received net proceeds of $9.9 million, after deducting issuance costs of $1.1 million. The Company allocated the proceeds based on the relative fair value of the securities issued, resulting in $5.8 million allocated to the RDO Shares and $4.1 million allocated to the RDO Warrants. The RDO Warrants are exercisable after November 17, 2025 at an exercise price of $1.71 per share and expire November 17, 2030.

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2025	2024
Common stock warrants	38,783	26,273
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 plan	2,454	3,062
Unvested RSUs	1,390	1,214
Shares available for future grant from 2024 ESPP	600	600
Convertible promissory notes	500	500
Options issued and outstanding	347	535
Vested and unreleased RSUs	110	—
Total	64,184	52,184

9. Common Stock Warrants

Investor Warrants

During the three months ended September 30, 2025, the Company issued 2,000,000 common stock warrants to certain key investors of the Company (“Investor Warrants”). The Investor Warrants are immediately exercisable at $2.00 per share and will expire five years following the issuance date. The issuance of these instruments was treated as a non-pro-rata dividend, with the fair value of the Investor Warrants of $1.3 million recognized upon their issuance to general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and presented as stock-based compensation during the three and nine months ended September 30, 2025. Since the Investor Warrants were concluded to be equity classified, the Company recorded a corresponding credit to additional paid-in capital on their issuance date.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	September 30, 2025	Exercise Price	Expiration
February 2023 - June 2023	2,115	$10.00 - $18.75	February 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
August 2025	1,400	$2.00	August 2030
September 2025	600	$2.00	September 2030
Total	38,783

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of September 30, 2025, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of September 30, 2025, the Company had 2,453,782 shares authorized for issuance under the 2024 Plan.

Stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	535	$0.11	4.4	$1,189
Exercised	(188)	$0.11
Balance as of September 30, 2025	347	$0.11	4.4	$491
Vested and expected to vest as of September 30, 2025	347	$0.11	4.4	$491
Exercisable as of September 30, 2025	345	$0.11	4.4	$488

No options were granted or cancelled during each of the nine months ended September 30, 2025 and 2024. Stock-based compensation related to the outstanding options was nominal during each of the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and 2024, unrecognized compensation cost related to stock options was nominal. The aggregate intrinsic value and options exercised during the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

remaining 110,334 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In August 2024, the Company granted various employees 140,000 RSUs that vest in four equal annual installments subject to continuous service.

In December 2024, the Company granted various employees 629,500 RSUs, of which 329,500 RSUs vest in four equal installments subject to continuous service, and 300,000 RSUs vest quarterly between April 2025 and February 2026.

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”), with terms and conditions substantially similar to those of the 2024 RSUs. The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The 2025 RSUs will vest on March 31, 2026, subject to the grantees’ continuous service to the Company through this date, and will be released in future periods. During the three months ended June 30, 2025, the Company determined that 110,736 shares became required to be issued to settle the remaining liability related to the 2025 RSUs. During the three months ended September 30, 2025, the Company determined that an additional 108,552 shares became required to be issued to settle the remaining liability related to the 2025 RSUs.

In September 2025, the Company also granted to its officers 300,000 RSUs that vest annually, in four equal installments, commencing from September 2026 and subject to continuous service.

RSUs under the 2024 Plan were as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	1,214	$3.59
Granted	620	$1.59
Vested and released	(327)	$2.78
Cancelled	(7)	$3.16
Balance as of September 30, 2025	1,500	$2.94
Vested and unreleased as of September 30, 2025	110	$2.24

During the three and nine months ended September 30, 2025 the Company recognized stock-based compensation of $0.6 million and $1.6 million, respectively, related to the outstanding RSUs. As of September 30, 2025, there was $2.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.4 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	19	33	48	33
Research and development	217	135	578	389
Sales and marketing	49	36	128	108
General and administrative	1,586	369	2,140	1,589
Total	$1,871	$573	$2,894	$2,119

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2025, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $0.3 million and $0.2 million, respectively. The effective tax rate is (0.9)% and (2.6)% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company was not under examination by any taxing authority.

As of September 30, 2025 the Company had unrecognized tax benefits of $3.4 million, of which $1.6 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of September 30, 2025 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of September 30, 2025.

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

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the potential impact of the new legislation, including implications for deferred taxes and related disclosures.

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

	September 30, 2025	December 31, 2024
Liability for severance payments, gross	$8,180	$7,304
Plan assets	(267)	(249)
Liability for severance payments, net	$7,913	$7,055

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$30,310	$10,419	$12,245	$5,517
Other current liabilities	32	2,320	14	86

For the three and nine months ended September 30, 2025, the Company recorded $0.3 million and $0.8 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.4 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded $0.9 million and $2.3 million, respectively, of interest expense with Kyeongho Lee in the unaudited condensed consolidated statements of operations. Interest expense related to the Company’s arrangements with Kyeongho Lee was immaterial during the three and nine months ended September 30, 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Entity-Wide Information

Long-lived assets by geographic region were as follows (in thousands):

	September 30, 2025	December 31, 2024
South Korea	$382	$877
United States	1,612	841
Total	$1,994	$1,718

15. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been anti-dilutive (in thousands):

	September 30,
	2025	2024
Common stock warrants	38,783	26,273
Legacy GCT Earnout Shares	20,000	20,000
Unvested RSUs	1,390	611
Sponsor Earnout Shares	571	571
Convertible promissory notes	500	713
Options issued and outstanding	347	550
Total	61,591	48,718

Vested and unreleased RSUs are included in calculating basic and diluted net loss per share even though they are not physically settled in shares of the Company’s common stock.

16. Subsequent Events

Repayment of Borrowings

In October 2025, the Company paid in full two term loans with Kyeongho Lee, totaling $1.9 million that includes outstanding principal and unpaid interest. The term loans were initially entered into in May 2020 and December 2024.

Anapass, Inc., Related Party

In November 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date from November 2025 to November 2026 for the term loan with a principal of KRW 3.0 billion ($2.1 million) initially entered into in May 2022.

Mujin Electronics Co., Ltd.

In October 2025, the Company executed an amendment with Mujin Electronics Co., Ltd. to extend the maturity date from October 2025 to December 2025 for the M-Venture Loan.

Investor Warrants

In November 2025, the Company issued 4,750,000 common stock warrants to certain key investors of the Company. The warrants are immediately exercisable at $2.00 per share and will expire in November 2030.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025 and related notes appearing elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023 and related notes included in our Form 10‑K filing with the Securities and Exchange Commission (“SEC”) on March 25, 2025.

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

Overview

We are a fabless semiconductor company that specializes in the design, manufacturing, and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers (“RF”) and modems, which are essential for a wide variety of industrial, business-to-business (“B2B”) and consumer applications. We have successfully developed and supplied communication semiconductor chipsets and modules to leading wireless operators worldwide, as well as to original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) for portable wireless routers (e.g., Mobile Router (“MiFi”)), indoor and outdoor fixed wireless routers (e.g., customer premise equipment (“CPE”)), industrial machine-to-machine (“M2M”) applications and smartphones.

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

Even as more and more applications are deployed on 5G networks, we nonetheless anticipate continued demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) for the foreseeable future, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. Having delivered initial samples to our lead 5G customers in the second quarter of 2025, we are focusing on production readiness now and anticipate first production shipments of our 5G products starting late in the fourth quarter of 2025 or early in the first quarter of 2026. Also, we expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network), and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

Commercial Deployment of 4G LTE and 5G Market

Our business depends upon the continued commercial deployment of 4G and 5G wireless communications equipment, products, and services based on GCT’s technology. Deployment of new networks by wireless carriers requires significant capital expenditures well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than our expectation, this will reduce the sales of its products and could cause OEMs and ODMs to hold excess inventory. This would harm our revenues and our financial results. The worldwide commercial deployment and adoption of the narrow band LTE variants, Cat M and Cat NB, are expected to further expand the markets for IoT devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for IoT devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results.

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

Cost of Net Revenues

Our cost of net revenues consists of product and service costs. The cost of product net revenues consists of direct and indirect costs related to the manufacturing of our products. Direct costs include wafer costs and costs of assembly and testing performed by third-party contract manufacturers. Indirect costs consist of provisions for excess, slow moving and obsolete inventory, royalties, allocated overhead for employee costs and facility costs, warranty, and the amortization of our production mask sets and certain intangible assets. Shipping and handling costs incurred for inventory purchases related to the units sold and costs of product shipments are also recorded in the cost of net product revenues. Service costs consist of non-recurring engineering costs for service projects.

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

Gain on Extinguishment of Liability

Gain on extinguishment of liability relates to the release by a vendor due to a contract termination during the period of amounts payable by us for R&D services received in prior years.

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

For the Three Months Ended September 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended September 30,
	2025	2024	$ change	% change
Net revenues:
Product	$148	$1,715	$(1,567)	(91)%
Service	282	895	(613)	(68)%
Total net revenues	430	2,610	(2,180)	(84)%
Cost of net revenues:
Product	1,419	710	709	100%
Service	61	274	(213)	(78)%
Total cost of net revenues	1,480	984	496	50%
Gross profit (loss)	(1,050)	1,626	(2,676)	(165)%
Operating expenses:
Research and development	3,258	4,210	(952)	(23)%
Sales and marketing	1,048	949	99	10%
General and administrative	3,898	2,379	1,519	64%
Total operating expenses	8,204	7,538	666	9%
Loss from operations	(9,254)	(5,912)	(3,342)	57%
Interest expense	(1,783)	(667)	(1,116)	167%
Gain (loss) on foreign currency transactions, net	1,320	(1,044)	2,364	(226)%
Change in fair value of common stock forward liability	16	—	16	100%
Change in fair value of common stock warrant liabilities	(3,812)	759	(4,571)	(602)%
Change in fair value of convertible promissory notes	(164)	(165)	1	(1)%
Other income (expenses), net	6	(31)	37	(119)%
Loss before provision for income taxes	(13,671)	(7,060)	(6,611)	94%
Provision for income taxes	178	61	117	192%
Net loss	$(13,849)	$(7,121)	$(6,728)	94%

Net Revenues

Net revenues decreased by $2.2 million, or 84%, from $2.6 million for the three months ended September 30, 2024 to $0.4 million for the three months ended September 30, 2025. The reduction was attributable to a decrease of $1.6 million in product sales and $0.6 million in service revenue.

Product sales decreased by $1.6 million, or 91%, from $1.7 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025. The sales of our LTE platforms contributed $1.5 million to our product sales in the three months ended September 30, 2024, and there were no LTE platform sales during the three months ended September 30, 2025. In addition, the sales of our LTE products decreased by $0.1 million due to our largest customers changing their priorities on product development from 4G to 5G products.

Service revenues decreased by $0.6 million, or 68%, from $0.9 million for the three months ended September 30, 2024 to $0.3 million for the three months ended September 30, 2025. The decrease was attributed to the substantial completion of a significant service project in the second quarter of 2024, which then did not contribute materially in subsequent quarters. Our service project portfolio and related revenue during the third quarter of 2025 was less extensive.

Cost of Net Revenues

Cost of net revenues increased by $0.5 million, or 50%, from $1.0 million for the three months ended September 30, 2024 to $1.5 million for the three months ended September 30, 2025.

Product costs increased by $0.7 million, or 100%, from $0.7 million for the three months ended September 30, 2024 to $1.4 million for the three months ended September 30, 2025. This increase in product costs was primarily driven by additional production overhead costs of $0.4 million and an additional $0.5 million write down related to slow moving and obsolete LTE inventory.

Service costs decreased by $0.2 million, or 78%, from $0.3 million for the three months ended September 30, 2024 to $0.1 million for the three months ended September 30, 2025. This decrease in service costs was commensurate with the level of our service project activity.

Our gross margin for the three months ended September 30, 2024 was 62%. Our current gross margin for the three months ended September 30, 2025 is negative and not meaningful, as we continue experiencing lower product revenue, which is currently not sufficient to fully absorb production overhead costs. This makes our current gross margins less indicative of the underlying profitability of our products and services. We expect operational efficiencies to improve as revenues increase, after 5G product sales start contributing more significantly to our overall revenue beginning in the first quarter of 2026.

Research and Development Expenses

Research and development expenses decreased by $1.0 million, or 23%, from $4.2 million for the three months ended September 30, 2024 to $3.3 million for the three months ended September 30, 2025. This decrease was primarily due to a $1.2 million reduction in professional services provided by Alpha related to the design of 5G chip products as this development project was completed in the second quarter of 2025, partially offset by a $0.2 million increase in personnel-related costs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $1.0 million and $0.9 million during the three months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, or 64%, from $2.4 million for the three months ended September 30, 2024 to $3.9 million for the three months ended September 30, 2025. This increase was primarily driven by a $1.2 million increase in the stock-based compensation expense due to the issuance of the equity-classified common stock warrants to certain investors. This increase was also driven by a $0.2 million increase in personnel-related costs.

Interest Expense

Interest expense increased by $1.1 million, or 167%, from $0.7 million for the three months ended September 30, 2024 to $1.8 million for the three months ended September 30, 2025. This increase was primarily due to interest and penalties we incurred on outstanding term loan balances.

Gain (loss) on foreign currency transactions, net

Foreign currency transactions resulted in a gain of $1.3 million for the three months ended September 30, 2025 and a loss of $1.0 million for the three months ended September 30, 2024. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The gain in the third quarter of fiscal 2025 was driven by the appreciation of the U.S. dollar against the South Korean won, while the loss in the third quarter of fiscal 2024 was attributable to the depreciation of the U.S. dollar against the South Korean won.

Change in fair value of common stock warrant liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $3.8 million for the three months ended September 30, 2025 and a gain of $0.8 million for the three months ended September 30, 2024. The loss in the third quarter of fiscal 2025 was driven by changes in the volatility implied by the traded price of our warrants as of the valuation date, which was used to determine the fair value of our common stock warrant liability. The gain in the third quarter of fiscal 2024 was primarily driven by changes in the fair value of our common stock during the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ change	% change
Net revenues:
Product	$647	$4,111	$(3,464)	(84)%
Service	1,461	3,232	(1,771)	(55)%
Total net revenues	2,108	7,343	(5,235)	(71)%
Cost of net revenues:
Product	2,208	1,522	686	45%
Service	484	1,321	(837)	(63)%
Total cost of net revenues	2,692	2,843	(151)	(5)%
Gross profit (loss)	(584)	4,500	(5,084)	(113)%
Operating expenses:
Research and development	10,868	13,895	(3,027)	(22)%
Sales and marketing	3,187	2,921	266	9%
General and administrative	9,947	8,075	1,872	23%
Gain on extinguishment of liability	—	(14,636)	14,636	(100)%
Total operating expenses	24,002	10,255	13,747	134%
Loss from operations	(24,586)	(5,755)	(18,831)	327%
Interest expense	(4,385)	(3,509)	(876)	25%
Gain (loss) on foreign currency transactions, net	(1,876)	1,244	(3,120)	(251)%
Change in fair value of common stock forward liability	311	(586)	897	(153)%
Change in fair value of common stock warrant liabilities	(3,173)	2,761	(5,934)	(215)%
Change in fair value of convertible promissory notes	(340)	(1,354)	1,014	(75)%
Other income, net	16	(21)	37	(176)%
Loss before provision for income taxes	(34,033)	(7,220)	(26,813)	371%
Provision for income taxes	322	187	135	72%
Net loss	$(34,355)	$(7,407)	$(26,948)	364%

Net Revenues

Net revenues decreased by $5.2 million, or 71%, from $7.3 million for the nine months ended September 30, 2024 to $2.1 million for the nine months ended September 30, 2025. The reduction was primarily attributable to a decrease of $3.5 million in product sales and a decrease of $1.8 million in service revenues.

Product sales decreased by $3.5 million, or 84%, from $4.1 million for the nine months ended September 30, 2024 to $0.6 million for the nine months ended September 30, 2025. The sales of our LTE platforms contributed $3.8 million to our product sales in the first three quarters of 2024, and there were no LTE platform sales during the first three quarters of 2025.

Service revenues decreased by $1.8 million, or 55%, from $3.2 million for the nine months ended September 30, 2024 to $1.5 million for the nine months ended September 30, 2025. The decrease was attributed to the substantial completion of a significant service project during the nine months ended September 30, 2024, which then did not contribute materially in subsequent quarters. Our service project portfolio during the nine months ended September 30, 2025 was less extensive resulting in lower service revenues.

Cost of Net Revenues

Cost of net revenues decreased by $0.2 million, or 5%, from $2.8 million for the nine months ended September 30, 2024 to $2.7 million for the nine months ended September 30, 2025.

Product costs increased by $0.7 million, or 45%, from $1.5 million for the nine months ended September 30, 2024 to $2.2 million for the nine months ended September 30, 2025. This increase was primarily driven by additional production overhead costs of $0.4 million and an additional $0.3 million write down for slow moving and obsolete LTE inventory.

Service costs decreased by $0.8 million, or 63%, from $1.3 million for the nine months ended September 30, 2024 to $0.5 million for the nine months ended September 30, 2025. This decrease in service costs was commensurate with the level of our service project activity.

Our gross margin for the nine months ended September 30, 2024 was 61%. Our gross margin for the nine months ended September 30, 2025 is negative and not meaningful, as we continue experiencing lower product revenue, which is currently not sufficient to fully absorb production overhead costs. This makes our current gross margins less indicative of the underlying profitability of our products and services. We expect operational efficiencies to improve as revenues increase, which will begin after 5G product sales start contributing more significantly to our overall revenue beginning in the first quarter of 2026.

Research and Development Expenses

Research and development expenses decreased by $3.0 million, or 22%, from $13.9 million for the nine months ended September 30, 2024 to $10.9 million for the nine months ended September 30, 2025. This decrease was primarily due to a $2.7 million reduction in professional services provided by Alpha related to the design of 5G chip products after completion of this development project in the second quarter of 2025, and a $1.5 million reduction in the project-specific intellectual property expenses incurred in 2024. This reduction was partially offset by a $0.7 million increase in personnel-related costs due to changes in our headcount and a $0.2 million increase in pre-production supplies for 5G chips related to our key business initiatives.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively consistent at $3.2 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 23%, from $8.1 million for the nine months ended September 30, 2024 to $9.9 million for the nine months ended September 30, 2025. Changes in our expected credit loss estimates for receivables resulted in a $0.5 million gain in the nine months ended September 30, 2024, compared to a $1.4 million loss in the nine months ended September 30, 2025, resulting in a $1.9 million net increase to general and administrative expenses. Stock-based compensation expense increased by $0.6 million from $1.6 million in the nine months ended September 30, 2024 compared to $2.1 million for the nine months ended September 30, 2025. This increase was primarily due to the issuance of the equity-classified common stock warrants to certain investors with the fair value of $1.3 million in the third quarter of 2025, compared to $0.9 million of the stock-based compensation related to vesting of performance-based founder shares in the first quarter of 2024. Personnel-related costs increased by $0.3 million in the first three quarters of 2025 due to the increased headcount and merit-based salary adjustments. These increases were partially offset by a $1.0 million decrease in professional services and other costs in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by lower transactional activity during this period.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the nine months ended September 30, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. No similar transactions took place during the nine months ended September 30, 2025.

Interest Expense

Interest expense increased by $0.9 million or 25%, from $3.5 million for the nine months ended September 30, 2024 to $4.4 million for the nine months ended September 30, 2025. This increase was primarily due to the increase in outstanding debt.

Gain (loss) on foreign currency transactions, net

Foreign currency transactions resulted in a loss of $1.9 million for the nine months ended September 30, 2025 and a gain of $1.2 million for the nine months ended September 30, 2024. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The loss in the nine months ended September 30, 2025 was primarily driven by the depreciation of the U.S. dollar against the South Korean won, while the gain in the nine months ended September 30, 2024 was attributable to the appreciation of the U.S. dollar against the South Korean won.

Change in fair value of common stock forward liability

The change in fair value of common stock forward liability resulted in a gain of $0.3 million for the nine months ended September 30, 2025 and a loss of $0.6 million for the nine months ended September 30, 2024. The decrease in the fair value of the underlying liability of $0.3 million for the nine months ended September 30, 2025 was based on our expectations related to the utilization of the available commitment under the common stock purchase agreement with B. Riley. The increase in fair value of common stock forward liability of $0.6 million for the nine months ended September 30, 2024 was due to the initial recognition of this financial instrument based on our assumptions at the inception of this arrangement.

Change in fair value of common stock warrant liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $3.2 million for the nine months ended September 30, 2025 and a gain of $2.8 million for the nine months ended September 30, 2024. The loss in the first three quarters of 2025 was driven by changes in the volatility implied by the traded price of our warrants as of the valuation date, which was used to determine the fair value of our common stock warrant liability. The gain in the first three quarters of 2024 was driven by changes in the fair value of our common stock during the three months ended September 30, 2024.

Change in fair value of convertible promissory notes

Losses from changes in fair value of convertible promissory notes were less than $0.3 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. These losses in each year were derived from the fair value measurement and related assumptions, specifically remeasurement of the convertible notes prior to their settlement in our common stock, which significantly increased the underlying liability during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, the issuance of capital stock, and the exercise of stock options.

With limited exceptions, we have incurred and expect to continue incurring significant operating losses. For the nine months ended September 30, 2025, we had a net loss of $34.4 million. For the years ended December 31, 2024 and 2023, we had a net loss of $12.4 million and $22.5 million, respectively. For the nine months ended September 30, 2025 and 2024, we had cash used in operating activities of $23.5 million and $28.7 million, respectively. As of September 30, 2025, we had an accumulated deficit of $596.4 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future.

In April 2024, we entered into the Purchase Agreement and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley for an equity line of credit facility (“ELOC”). Pursuant to the ELOC, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through September 30, 2025, we sold an aggregate of 2,438,737 shares of our common stock for $9.9 million under the ELOC and received cash proceeds of $8.7 million, of which $1.0 million was withheld by B. Riley against the outstanding amounts payable.

In April 2025, we executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows us to sell our common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). As there is no commitment for future sales of additional shares under the ATM Agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the nine months ended September 30, 2025, we received net proceeds of approximately $1.4 million in cash related to the ATM Offering.

In May 2025, we entered into securities purchase agreements with certain institutional investors to execute a registered direct offering (“RDO”), pursuant to which we sold an aggregate of 7,006,370 shares of our common stock and warrants to purchase up to 10,509,555 shares of common stock at a combined purchase price of $1.57 per share and warrant, for aggregate gross proceeds of approximately $11.0 million. The warrants have an exercise price of $1.71 per share and will be exercisable six months from issuance and will expire five years following such initial date of exercise. The RDO closed on May 16, 2025 and we received net proceeds of $9.9 million in cash.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee, the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, maturing in December 2024 and January 2025, respectively, which remain outstanding as of September 30, 2025. We incur a penalty of 3% of principal per month on loans from Kyeongho Lee that are past maturity date, calculated daily until principal and accrued interest has been paid.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In January 2025, we entered into a term loan agreement with Dr. Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of September 30, 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc. and borrowed $2.1 million that will mature in July 2026. In August 2025, we entered into a term loan agreement with Anapass, Inc. and borrowed $1.4 million that will mature in August 2026. In September 2025, we entered into a term loan agreement with Anapass, Inc. and borrowed $10.7 million that will mature in September 2026. In November 2025, the Company executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in May 2022 with a principal of $2.1 million, from November 2025 to November 2026.

During nine months ended September 30, 2025, we were able to renegotiate the timing of payments for some of the obligations, including loan agreements with i Best Investment Co., Ltd, Dr. Lee, and Anapass, Inc., that initially were due in the first, second, and third fiscal quarter of 2025, respectively. We currently remain dependent on related party debt financing to fund our operations, including the loans received from Anapass Inc. and Dr. Lee.

We expect significant ongoing operating expenditures will be necessary to successfully implement our business plan and market our products. Having delivered initial samples to our lead 5G customers in the second quarter of 2025, we are focusing on production readiness now and anticipate the first production shipments of our 5G products starting late in the fourth quarter of 2025 or early in the first quarter of 2026. We anticipate continued significant related expenditures in the form of production-related costs, including mask sets, wafers, and assembly and test costs, and most such costs will be incurred prior to the commencement of manufacturing and production.

As of September 30, 2025, our existing sources of liquidity include cash and cash equivalents of $8.3 million. As of September 30, 2025, we have outstanding convertible promissory notes and borrowings with a total principal amount of $64.4 million, which are contractually due within 12 months from this Quarterly Report. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

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

We intend to mitigate the risk of any working capital deficit by continuing to seek and execute appropriate actions to secure funding as a publicly traded company, including extension and refinancing of existing loans, executing public or private equity offerings, debt financings, and other means. In addition, we recently filed a universal shelf registration statement on Form S-3 that will allow us to raise up to $200.0 million from the issuance of our securities, which includes the $75.0 million for the ATM Offering. Following the completion of the RDO and through the date of this Quarterly Report, the Company has $114.0 million of remaining equity funding capacity available under its shelf registration statement. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

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

Cash Flow Comparison for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(23,452)	$(28,689)
Net cash used in investing activities	(1,143)	(185)
Net cash provided by financing activities	31,066	31,596
Effect of exchange rate changes on cash and cash equivalents	437	(1,168)
Net increase in cash and cash equivalents	$6,908	$1,554

Overview of Cash Flows

During the nine months ended September 30, 2025 and 2024, we funded our operations primarily through financing activities. This included the proceeds received from the reverse recapitalization and concurrent PIPE financing completed in March 2024, as well as through the issuance of convertible promissory notes and term loans, primarily to related parties. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding borrowings portfolio will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $23.5 million during the nine months ended September 30, 2025, was primarily attributable to our net loss of $34.4 million, partially offset by non-cash adjustments of $8.5 million and a net change in our operating assets and liabilities of $2.4 million. Non-cash adjustments consisted primarily of a $3.2 million loss from the change in fair value of warrant liabilities, $2.9 million in stock-based compensation, a $1.4 million increase in provision for credit losses, $0.5 million in amortization of operating lease right-of-use assets, $0.5 million in depreciation and amortization charges, and a $0.3 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.3 million gain from the change in fair value of common stock forward liability. The change in our operating assets and liabilities of $2.4 million primarily resulted from a decrease of $1.1 million in inventory primarily due to inventory write downs, an increase of $1.2 million in accrued and other current liabilities, an increase of $1.0 million in net defined benefit liabilities, a decrease of $0.7 million in accounts receivable, a decrease of $0.4 million in prepaid expenses and other current assets, and a $0.1 million decrease in other assets, partially offset by a decrease of $0.8 million in lease liabilities, an increase of $0.5 million in contract assets, a decrease of $0.4 million in income taxes payables, and a decrease of $0.2 million in other liabilities.

Cash used in operating activities of $28.7 million during the nine months ended September 30, 2024, was primarily attributable to our net loss of $7.4 million, non-cash adjustments of $12.2 million, and a net change in our operating assets and liabilities of $9.1 million. Non-cash adjustments consisted primarily of a $14.6 million gain from the extinguishment of a liability, $2.8 million gain from the change in fair value of warrant liabilities, and $0.5 million in provision for credit losses, partially offset by $2.1 million in stock-based compensation, $1.4 million loss from the change in fair value of convertible promissory notes, $0.7 million in non-cash expense related to the issuance of common stock to the underwriter, $0.6 million loss from the initial recognition of the common stock forward liability, $0.5 million in depreciation and amortization charges and $0.5 million in operating lease right-of-use amortization. The change in our operating assets and liabilities of $9.1 million primarily resulted from a decrease of $3.0 million in our accrued and other current liabilities, a decrease of $2.3 million in accounts payable, an increase of $1.7 million in contract assets due to unbilled services provided under certain projects, an increase of $1.6 million in inventory due to lower sales, an increase of $0.9 million in accounts receivable primarily due to slower collections from certain customers, a decrease of $0.5 million in our lease liabilities, and a decrease of $0.3 million in other liabilities, partially offset by an increase of $0.7 million in net defined benefit liabilities and an increase of $0.5 million in contract liabilities.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2025 and 2024 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $31.1 million during the nine months ended September 30, 2025, consisted of $21.8 million in proceeds from borrowings, $11.0 million gross proceeds received from the issuance of common stock in a registered direct offering, and $1.5 million in proceeds from the issuance of common stock under the at-market agreement, partially offset by a $2.2 million repayment of our bank borrowings and a $1.2 million payment of common stock issuance costs.

Cash provided by financing activities of $31.6 million during the nine months ended September 30, 2024, consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes, and $7.8 million proceeds received from the issuance of common stock to B. Riley under the Purchase Agreement, $3.7 million in proceeds from bank borrowings, and $2.2 million in proceeds from the issuance of common stock and common stock warrants in a private placement, partially offset by $14.1 million repayment of our bank borrowings and $1.6 million repayment of convertible promissory notes.

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

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 6 to our unaudited condensed consolidated financial statements included in this Form 10-Q for more information regarding our debt arrangements.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $2.6 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined by Rule 12b‑2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure that were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2024 and 2023, we had a net loss of $12.4 million and $22.5 million, respectively, and used cash in operating activities of $31.0 million and $8.8 million, respectively. For the nine months ended September 30, 2025, we had a net loss of $34.4 million, and used cash in operating activities of $23.5 million. As of September 30, 2025, we had an accumulated deficit of $596.4 million and negative working capital of approximately $65.2 million. We had short-term debt, including convertible promissory notes and borrowings, in the amount of $64.7 million as of September 30, 2025. As of December 31, 2024, we had an accumulated deficit of $562.0 million and negative working capital of approximately $43.3 million. We had short-term debt in the amount of $37.6 million, including convertible promissory notes and borrowings as of December 31, 2024. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

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

As of September 30, 2025, we have outstanding convertible promissory notes and borrowings with a total principal amount of $64.4 million, of which $64.4 million is contractually due within 12 months from the reporting date. We may also incur substantial additional indebtedness. Our indebtedness could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
4.1*	Form of Warrant
10.1*‡	Loan Agreement, dated September 10, 2025, by and between Anapass Inc. and GCT Research, Inc.
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

‡ Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* Filed herewith

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

GCT Semiconductor Holding, Inc.

Date: November 12, 2025	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: November 12, 2025	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer