Form 10-K
period 2025-12-31
GCT Semiconductor Holding, Inc.
filed 2026-03-25
CIK 1851961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting shares held by non-affiliates of the registrant as of June 30, 2025 was approximately $68.2 million based on the closing price of the registrant's common stock as reported on the New York Stock Exchange on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter). The common stock of the registrant held by each executive officer and director and certain affiliated stockholders who beneficially owned 10% or more of the outstanding common stock of the registrant have been excluded in such calculation as such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2026 was 72,494,116.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), the terms “we,” “us,” “our,” the “Company,” and “GCT” generally refer to GCT Semiconductor, Inc. prior to the consummation of the business combination completed on March 26, 2024, and to GCT Semiconductor Holding, Inc. following such business combination, unless the context otherwise indicates. As a result of that transaction, GCT Semiconductor, Inc. became a wholly owned subsidiary of Concord Acquisition Corp III, which was renamed GCT Semiconductor Holding, Inc., and the financial statements included in this Annual Report reflect the results of the combined company for the periods presented. Certain statements contained in this Annual Report, including statements regarding our plans, strategies, and expectations for our business, constitute forward-looking statements that involve risks and uncertainties and are subject to the cautionary statements set forth under the heading “Forward-Looking Statements” below.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our financial condition, results of operations, earnings outlook and our prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of our management and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•
our ability to successfully commercialize, scale, and achieve market adoption of our 5th generation (“5G”) products, including through collaboration agreements with our major partners;
•
our financial and business performance, including our financial projections and business metrics;
•
macroeconomic conditions, including labor disputes, fluctuations in the value of the U.S. dollar, capital markets volatility, inflationary pressures, and disruptions to global supply chains;
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
•
our ability to fund future capital expenditures and to meet our debt service and repayment obligations, including those related to our near-term indebtedness;
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
•
legislative and regulatory risks, including those relating to changes in laws and regulations and the impact of U.S. government shutdowns or other governmental disruptions;
•
uncertainties and risks relating to new trade regulations, including tariffs and export control regulations;
•
reputational risks; and
•
other risks and uncertainties indicated or referenced in this Annual Report, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in this Annual Report. These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Risks Related to Our Business

•
We may encounter difficulties or challenges in satisfying our obligations under our 5G development agreements and in scaling and sustaining commercialization of our 5G chipsets, which may adversely affect our ability to generate revenue.
•
If the 5G market develops more slowly than expected, or if we fail to accurately predict market requirements or demand for our 5G solutions, our financial performance could be adversely affected.
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
•
Future sales of shares of Common Stock may depress our stock price

PART I

Item 1. Business.

Overview

GCT Semiconductor Holding, Inc. (“GCT” or the “Company”) is a fabless semiconductor company that specializes in the design, manufacturing, and sale of communication semiconductors, including high-speed wireless communication technologies such as 5G/4.75G/4.5G/4G transceivers (“RF”) and modems, which are essential for a wide variety of industrial, business-to-business (“B2B”) and consumer applications. We have successfully developed and supplied communication semiconductor chipsets and modules to leading wireless operators worldwide, as well as to original design manufacturers (“ODMs”) and original equipment manufacturers (“OEMs”) for portable wireless routers (e.g., Mobile Router (“MiFi”)), indoor and outdoor fixed wireless routers (e.g., customer premise equipment (“CPE”)), industrial machine-to-machine (“M2M”) applications and smartphones.

We oversee sales, marketing and accounting operations from our headquarters in San Jose, California. The Company conducts product design, development and customer support through our wholly owned subsidiaries located in South Korea, one of which serves as our research and development center. In addition, we utilize separate sales offices for local technical support and sales in Taiwan, China, and Japan.

The Company has recently released our first 5G product in our portfolio with first commercial shipments in the fourth quarter of 2025. This 5G chipset adds to our existing product portfolio which includes RF and modem chipsets based on 4th generation (“4G”), known as Long Term Evolution (“LTE”), technology offering a variety of chipsets differentiated by speed and functionality. These include 4G LTE, 4.5G LTE Advanced (twice the speed of LTE), and 4.75G LTE Advanced-Pro (four times the speed of LTE) chipsets. The Company also develops and sells cellular Internet of Things (“IoT”) chipsets for low-speed mobile networks such as eMTC/NB-IOT/Sigfox, and other network protocols.

Even as more and more applications are deployed on 5G networks, we nonetheless anticipate continued demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) for the foreseeable future, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. We commenced our first production shipments of our 5G products in the fourth quarter of 2025. Also, we expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network), and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

2G had limitations due to the broad mixture of technologies and differences in frequency bands, making international roaming difficult and providing limited multimedia services due to low transmission speeds. The need to unify wireless transmission technologies for international roaming services and more led to the development of 3G mobile communication, such as IMT-2000, W-CDMA, and CDMA2000. 3G not only provided voice and low-speed data like 2G but also supported multimedia services, including video. Up until the adoption of 3G, there was significant demand for circuit-switched services, but as the internet became widespread, the demand for packet services also grew. This led to technological advancements with 3G, resulting in technologies like Evolution-Data Only (“EV-DO”) and High Speed Packet Access (“HSPA”).

Generation	System	Multiple access technology	Peak user data rate
1G	AMPS	FDMA	—
2G	IS-95	CDMA	9600bps
	GSM	TDMA	0.104Mbps

Generation	System	Multiple access technology	Peak user data rate
3G	W-CDMA	W-CDMA	0.384Mbps
	CDMA2000	CDMA	0.153Mbps
3.5G	EV-DO	CDMA/TDMA	3.072Mbps
	HSPA	W-CDMA	14.4Mbps
4G	LTE	DL: OFDMA UL: SC-FDMA	DL: 100Mbps UL: 50Mbps
	WiMAX	OFDMA	DL: 128Mbps UL: 56Mbps
	LTE-A	DL: OFDMA UL: SC-FDMA	DL: 1Gbps UL: 500Mbps
5G	NR	OFDMA	Up-to 10Gbps

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

5G is now growing in all regions around the world. According to the Ericsson Mobility Report published in November 2025, at the end of 2025, the highest 5G subscription penetration is expected to be in North America with 79 percent, followed by North East Asia at 61 percent and Western Europe and the Gulf Cooperation Council (GCC) countries, both at 55 percent. During the third quarter of 2025, total 5G subscriptions reached nearly 2.8 billion worldwide, with 162 million added in the third quarter of 2025 alone. Further, it is anticipated that 5G subscriptions will continue to increase, reaching 6.4 billion globally by end of 2031.

Figure 1: Mobile subscriptions by technology (billion)

8.8 billion
9.5 billion
10
9
8
7
6
5
4
3
2
1
0
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
6G²
5G
LTE (4G)
WCDMA (3G)
GSM (2G)
CDMA (2G/3G)

5G subscriptions are forecast to reach 6.4 billion by the end of 2031.

6.4bn

[1] GSA and Ericsson (November 2025).

[2] This does not include early uptake of AI-enabled IoT devices such as autonomous vehicles, smart glasses and drones.

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

However, recently introduced FWA technologies, including gigabit-speed 4G LTE Advanced or 5G NR (New Radio), offer speeds faster than DSL or cable networks, addressing the shortcomings of traditional wireless connections. Especially in frequency bands above 3 GHz, 5G FWA can deliver service with 100 MHz or more of bandwidth, or in the millimeter-wave spectrum above 20 GHz, 5G FWA can utilize 800 MHz or more of bandwidth, achieving performance comparable to optical fiber communications. This makes FWA an attractive alternative technology that can overcome the significant installation costs associated with fiber optics for new installation areas.

According to the Ericsson Mobility Report (November 2025), by the end of 2025, FWA services based on 4G and 5G will reach 185 million subscriptions. FWA services are projected to grow at an annual rate of ~11.5% (2025-2030 CAGR), reaching over 350 million subscriptions by 2031, which is 1.9 times the number of subscriptions at the end of 2025. 5G-based FWA services are expected to grow even faster with a CAGR of over 31% over the same period. 5G-based FWA subscriptions will be, approximately equal that for 4G by 2027 and will constitute 90% of the total FWA services by 2031. Particularly in the U.S. and India markets is FWA connection growth noteworthy. There is a robust demand for FWA in India with the combined number of connections from Jio and Airtel reaching 12 million as of September 2025. Also in the US, the three largest service providers achieved all-time-high quarterly FWA net adds of

1.04 million connections in the third quarter of 2025, bringing their combined FWA connections to 14.6 million by the end of the third quarter of 2025.

FWA devices come in two main types: Outdoor CPE (ODU, Outdoor Customer Premises Equipment) which typically includes performance-boosting external antennas for improved wireless signal reception in wider areas, and Indoor CPE (IDU, Indoor Customer Premises Equipment), which can be installed in various indoor locations for user convenience. Outdoor CPE generally offers higher performance; however, it requires external antenna installation and the installation of separate cables to deliver power and data, resulting in higher installation and device costs. By contrast, Indoor CPE, while having the disadvantage of impaired wireless reception due to the scattering and attenuation of external radio signals, offers ease of installation without the need for external antennas or additional cabling work, which results in lower installation and device costs.

Notably, with speeds exceeding 1Gbps and network latency of approximately 1ms or less, 5G communication technology offers faster data throughput and reduced delay compared to wired communication options like DSL or cable. Moreover, the deployment of 5G networks for FWA is facilitated by the presence of existing 5G infrastructure developed by mobile network operators to support mobile broadband services.

This has prompted numerous prominent mobile service providers to view 5G-based FWA as a new growth driver, particularly in light of saturation in the mobile phone market, leading to substantial anticipated subscriber expansion.

Business Development Overview

The Fourth Industrial Revolution is rapidly unfolding worldwide, driven by the increasing adoption of key enabling communication technologies such as 4.5G, 4.75G, and 5G wireless networks. This growth has led to the emergence of a high-speed wireless internet-based 4.5G/4.75G/5G wireless broadband market and related wireless devices and chipsets. We specialize in providing baseband modems, RF chipsets, and protocol software that enable stable communication on 4.5G/4.75G/5G wireless carrier networks. Wireless modems consist of both hardware components, such as RF transceivers and baseband modems, and software responsible for modem operation, protocol processing and system operation. These elements must work together seamlessly to deliver optimal performance and solutions, making this a critical technology for the Fourth Industrial Revolution. However, there are very few companies globally that can commercialize these technologies, given their high complexity and technological barriers. We have continuously focused on wireless communication product development since our establishment, and believe our core technologies and compatibility testing capabilities acquired during the development and sale of our competitive wireless communication chipsets are unique and not easily duplicated by new entrants in the market. As a result, we believe we have secured a strong competitive position by providing competitive and optimized solutions in the mobile communication market where different generations of technology coexist.

We possess essential core technologies for enhancing the wireless data communication capabilities of competitive 4G/4.5G/4.75G/5G chipsets. We commercialized wireless communication chipset technology using four or eight multiple antennas to achieve outstanding performance improvements in speed, coverage expansion, and interference reduction, earning recognition from top global carriers. We introduced 4x4 MIMO 4.5G chipset technology with four antennas in Japan, followed by commercialization of eight-antenna products in the United States and Europe. RF/modem chipset technology using multiple antennas is particularly vital for FWA services that require stable data communication without interruptions in fixed locations. In countries and regions where it is challenging to install high-speed wired networks, such as optical fiber, due to geographical, technical and economic reasons, wireless broadband FWA using 4G and 5G is an increasingly cost-efficient alternative. This service is rapidly expanding worldwide as a core component of the Fourth Industrial Revolution.

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

We have developed and commercialized chipsets for various product categories corresponding to 4G, 4.5G and 4.75G including LTE-based IoT chipsets. In collaboration with a leading worldwide wireless operator (the “Operator”), we are currently developing competitive and innovative 5G chipsets that support 5G sub-6GHz and mmWave spectrums. We have established a close relationship with the Operator for over 13 years. In 2019, we entered into a Joint Development Agreement (“JDA”) with the Operator for the design and development of 5G chipsets for FWA, mobile broadband and modules. Pursuant to the JDA, we agree to perform certain services for and collaborate with such Operator to develop semiconductor chipsets, software and related reference designs, and then supply such items to the Operator and our suppliers. Under the JDA, we are required to perform certain services to achieve specified development milestones, and the Operator is required to pay a one-time payment to us upon achievement of each milestone. The JDA also includes other terms with respect to the supply of chipsets, including most favored status protection for the Operator and our suppliers and certain rebate fees based on worldwide sales of chipsets developed under the JDA. We also agree to grant the Operator various non-exclusive, non-terminable licenses for the use of certain source code and work product developed under the JDA, provided that we retain all worldwide rights, title and interest in and to all intellectual property rights embedded and contained in the chipsets provided to the Operator.

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

As part of this arrangement, we are applying the same multiple antenna reception technology to our 5G chipsets that received recognition from top carriers worldwide for 4G, 4.5G and 4.75G products. We plan to offer three different 5G chipset solutions, taking into account various market demands for performance, functionality, and price ranges, similar to our existing 4G LTE products. We have commenced initial commercial shipments of our 5G chipset products to GCT’s lead customers. Additionally, we differentiate ourselves from the dominant chipset provider in the market by providing customized solutions tailored to the specific needs of wireless carriers.

Our wireless communication chipsets can be used in virtually all wireless broadband data devices driving the Fourth Industrial Revolution, excluding smartphones. Such devices include essential CPE for all wireless broadband FWA services and MiFi that offer wireless internet connections sharing via WiFi, even while on the move. Our chipsets can also be adopted into devices such as laptops and tablets, card-type modules that provide communication functionality for IoT and industrial applications, wireless monitoring equipment and wireless smart meters. In addition, we plan to expand our product lineup continuously to support 5G chipsets for future applications such as vehicle-to-everything standard (“C-V2X”), 5G-based satellite communication (Non-Terrestrial Network) and 5G-based IoT standard (RedCap), which can create additional markets with meaningful scale relative to existing broadband markets.

We are among a limited number of companies globally with commercially proven 4G LTE & 5G solutions, leveraging leading-edge multi-antenna modem technology to provide differentiated solutions to wireless operators. High barriers to entry, market pushback against incumbents and political sanctions against certain offshore suppliers have led to few reliable alternatives for 4G/5G modem chipset suppliers. These factors have created a timely opportunity for us to expand rapidly. We plan to maintain collaboration with our existing 4G wireless broadband FWA device manufacturers and partners as they transition to 5G. In the 5G space, we are considered an alternative solution provider with competitive pricing, as other options are limited except for the high-priced products of the top-ranked supplier. In particular, for medium-sized FWA device manufacturers, choosing the leading chipset supplier can create a significant cost burden as it often requires large upfront licensing fees and ongoing royalty payments, after commercialization. Our strategy is to offer the advantage of lower initial licensing costs and no additional licensing fee after commercialization. Moreover, having previously adopted our 4G solution and successfully commercializing it, FWA device manufacturers may find ease and convenience in seamless transition to GCT’s 5G solution. In particular, the strong core technologies offered by us, such as the eight-antenna reception technology for improved efficiency and network coverage expansion, are highly recognized and needed by many wireless carriers and FWA device manufacturers. This can serve as significant motivation for wireless carriers and FWA device manufacturers to adopt our 4G/5G chipsets. In 2024, we made announcements regarding development agreements with FWA device manufacturers that will use our 5G chipsets. These announcements included one regarding an agreement with Kyocera and another regarding an agreement with a “Tier One Telecommunications Supplier.”

Our Competitive Strengths

We believe the following competitive strengths enable us to be a strong 4G and 5G wireless semiconductor provider by effectively addressing the challenges faced by customers:

•
Substantial experience and track record in commercialization of wireless technology: We were one of the first suppliers of 4G LTE chipsets for commercialization in many devices including smartphone, USB dongles, embedded wireless modem and CPE products. Also, we were the first provider of 4.5G 4x4 MIMO LTE chipsets for commercialization in 2015. Our experience and historical track records as a proven supplier provides a strong commercial and technology foundation that will enable us to execute our strategies to become a leading 5G supplier.
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

In addition to our various 4G LTE solutions that are currently available to our customers, we have just released a 5G NR chipset and have other 5G NR solutions in development that are expected to become available during 2026. Our products, including the expected availability of those products currently in the design stage of development, are summarized in the table and future roadmap below.

Technology	Product	Type	Function	Expected Availability	Key Features
4G	GDM7243S	CAT1/4	RF+BB	NOW	Integrated DRAM, multi-band RF
4G	GDM7243ST	CA1/4	RF+BB	NOW	Integrated DRAM, 400MHz~3.8GHz
4G	GDM7243SL	CAT1/4	RF+BB	NOW	Enhancement features, Multi-mode
4G	GDM7243i	CAT-M1/NB1	RF+BB	NOW	eMTC/NB-IoT
4.5G	GDM7243Q	CAT-5/6/7	RF+BB	NOW	2CA, 4x4MIMO, Integrating DRAM
4.5G	GDM7243QT	CAT-5/6/7	RF+BB	NOW	2CA, 4x4MIMO, 600MHz~3.8GHz RF
4.75G	GDM7243A	CAT-12/15	RF+BB	NOW	4CA, 4x4MIMO, 256QAM
4.75G	GDM7243AU	CAT-12/15	RF+BB	NOW	4CA, 4x4MIMO, 256QAM, 600MHz~6GHz
4.75G	GRF7243AU	—	RF	NOW	600MHz~6GHz, 4Rx/2Tx
5G	GDM7259X	FR1, FR2, CAT19	BB	H1 2027	8Rx/4Tx, 8CA, 400MHz FR1, 800MHz FR2
5G	GRF7259NR	—	RF	H1 2027	16Rx/4Tx, 400MHz~7GHz RF
5G	GRF7255IF	—	RF	H1 2026	2Rx/2Tx, 800MHz BW, 7~9GHz IF
5G	GDM7275X	FR1, FR2, CAT15	BB	NOW	8Rx/4Tx, 4CA, 200MHz FR1, 400MHz FR2
5G	GRF7265NR	—	RF	NOW	8Rx/2Tx, 400MHz~7GHz RF
5G	GDM7262X	FR1, FR2, CAT15	BB	NOW	8Rx/2Tx, 2CA, 100MHz FR1, NTN
5G	GDM7235X	Redcap, CAT1	RF+BB	H1 2027	2Rx/2Tx, FR1

Cyclicality and Seasonality

Wireless communication chipsets for FWA devices or industrial IoT modules typically have a relatively long lifespan because they are closely tied to network deployments, which are not easily changed due to significant capital expenditures. However, semiconductor solution sales can be subject to fluctuations over time due to the cyclicality inherent in the semiconductor industry and the supply and demand characteristics specific to this industry. We anticipate that these cyclical conditions will persist. While we have not observed a firmly established pattern of seasonality, business activities in Asia tend to slow down in the first quarter of each year during the Lunar New Year period. This is consistent with potential first quarter softness that other semiconductor suppliers experience in the consumer electronics space as a result of the fourth quarter holiday season (specifically the period from the last week of November to the second week of January). This slowdown could potentially impact our sales and operational results during the first quarter period.

Regulation

We conduct reviews for all products from the early stages of development to determine whether they qualify as strategic items under the U.S. Department of Commerce’s regulations. We prepare relevant documentation and submit it to the U.S. Department of Commerce for evaluation. The U.S. Department of Commerce reviews the items for Export Administration Regulations (“EAR”) compliance and ultimately assigns an Export Control Classification Number (“ECCN”) for the product, which is required for the export and shipment of products during both the manufacturing process and final product delivery. The assignment and use of the applicable ECCN facilitates lawful export, shipment, and transportation of such products. When an ECCN for a commercial product is classified as a strategic item, it may be subject to stricter export regulations. Therefore, if there is a perceived trend toward easing the classification approval by the U.S. Department of Commerce, we may seek re-evaluation for previously approved products that were classified as strategic items. Where feasible, we aim to have these products reclassified as non-strategic items to minimize regulatory constraints on export activities.

Wireless devices equipped with our modem chipsets must undergo formal certification through official regulatory bodies, as well as specific testing and field verification by network operators before they can be approved for sale by those operators or approved for use on the operators network. Beyond the standard reliability testing for products, many critical aspects related to the performance and functionality of wireless devices are managed and executed by our modem chipsets and software. Therefore, the completeness of the solution provided by us is considered the most essential factor in the commercialization process. We offer chipset solutions that comply with radio certification regulations in different countries. Furthermore, leading mobile operators often implement their own product certification processes to ensure network security, performance optimization, and efficiency. In some cases, particularly with major operators, they may enforce the use of certified chipsets only in their products, even before product certification. We have collaboratively engaged with major operators in North America and Asia on multiple occasions to facilitate chipset certification. This cooperation has resulted in successful chipset certifications with various operators, including Verizon, AT&T, T-Mobile, US Cellular, KDDI, SoftBank in Japan, and the three major telecom operators in South Korea. We continue to pursue ongoing certification for our evolving chipsets to ensure compliance with regulatory and operator requirements, and to make adoption by ODM and OEMs as carefree as possible.

Competition

We believe that our competitive strengths will enable us to compete favorably, particularly in the 5G markets. Companies in this industry primarily compete on the following elements: functionality, form factor and cost; product performance, as measured by network throughput, signal reach, latency and power consumption; track record of providing high-volume deployments in the industry; and systems knowledge.

Companies offering wireless modem chipsets can be categorized into those primarily focused on wireless modem chipsets for smartphones and those, like us, dedicated to wireless modem chipsets for wireless broadband applications including FWA CPE, mobile routers and modules. Qualcomm and HiSilicon, for example, offer wireless modem chipsets for both smartphones and wireless broadband applications. In the mid and low-end 4G wireless broadband market, there are Qualcomm, the Company, MediaTek, HiSilicon and Sequans among others. However, in the high-speed 4G LTE space, such as 4.75G and 5G wireless broadband market, chipsets are primarily offered by Qualcomm, us and MediaTek, while Samsung LSI concentrates mainly on modem chipsets for smartphones (most notably the Samsung Galaxy line). HiSilicon has encountered difficulties in its modem business due to political sanctions, and companies like Sequans are limited to lower end IoT chipset developments and more recently pursued a “micro strategy” based on bitcoin.

We establish high technology barriers by offering highly integrated solutions incorporating RF transceivers, baseband modems, and protocol software. In this field, any issues in either the hardware or software components can impede the progress towards actual commercialization. While some specific components can be sourced through external intellectual property (“IP”) providers, there are no IP companies that can provide turn-key integrated solutions. Consequently, we believe it is highly unlikely for others to replicate all of these hardware and software components, insulating us from competition by newcomers, startups, and other risk factors. A recent example of the challenges in wireless communication chipset development, including baseband modem development, can be seen in Apple’s experience in this space. In their pursuit of 5G modem development, Apple has acquired the entire modem development division of Intel in 2019 (which Intel had created through acquisition of multiple modem companies/divisions), emphasizing that independent development alone is not feasible. Even after acquiring Intel’s modem development division, Apple still ostensibly faces obstacles in development and still primarily relies on Qualcomm’s modem products. Apple released its first attempt at a production modem in the iPhone 16e in 2025 (6 years after acquiring the ongoing Intel development effort). It is benchmarked by third parties as slower in download speeds and it cannot access the FR2 (mmWave) bands.

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

Our marketing strategy is focused on enabling broad adoption of 4G/5G solutions and communicating our technological advantages to the marketplace with a focus on wireless carriers. This includes building awareness of and preference for our technology at wireless carriers who generate demand for 4G/5G-enabled devices. By working to understand carrier services strategies, device roadmaps and technical requirements, we believe we are better positioned to drive our roadmap to meet these needs, to influence carriers’ choice of technology suppliers, and to identify manufacturers in the wireless industry who are best prepared to serve the needs of the wireless carrier.

Our marketing team is also responsible for product management, strategic planning, product roadmap creation, OEM, ODM and wireless carrier business development and corporate communications. All of these functions are aimed at strengthening the competitiveness of our solutions in response to evolving industry needs and competitive activities, and at articulating the value proposition of our technology throughout the 4G/5G broadband wireless industry. Our sales and marketing organizations work closely together to ensure that evolving industry requirements are reflected in our product plans, and that customers have early access to our roadmaps and can communicate the value of our technology to the wireless carriers. This end-to-end value chain management approach is designed to preserve and grow our market share in the segments we serve. Based on the execution of our sales and marketing strategy, we have achieved a history of commercialization success, as described below.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2025, we hold approximately 86 patent rights in relation to 5G/4G and next-generation wireless communication semiconductor technology. Our patent portfolio consists of modem design-related technologies (58 items, 68%), which includes multi-antenna solution for modular modem design and interference cancellation technology, system impairment (such as IQ mismatch) calibration technology, communication system technology and signal processing modem technology, RF transceiver technologies (20 cases, 23%), frequency synthesis technologies (8 cases, 9%).

Most of the issued patents have been already applied to our commercial products. Among those patents, there are three key aspects: multi-antenna modem solution which provides scalable, module modem core design technology and base line architecture of our 4G and 5G modem; impairment calibration technology to compensate system impairment from direct-conversion RF and analogy parts, such as I/Q imbalance and carrier leakage, calibration technology; and RF transceiver architecture and related circuit technology for CMOS direct-conversion RF technology. In addition to our U.S. patents, patents have been issued in multiple countries where production facilities, product markets, and competitors are located. As of December 31, 2025, we hold 34 US patents, 34 Korean patents, 7 Taiwanese patents, 5 Japanese patents, 4 Chinese patents, and 2 patents issued in other countries.

In February 2024, we entered into a Foundry Product Development Agreement and related agreement (the “Alpha Agreements”) with Alpha Holdings Co., Ltd. (“Alpha”), pursuant to which Alpha agreed to develop and deliver to us various semiconductor products (produced in the Samsung foundry), including performing certain development activities based on our design data and delivering prototypes in the quantity specified by the applicable statement of work. The term of the Alpha Foundry Product Development Agreement is three years from the date of execution and the total development costs that we will pay to Alpha under this Agreement are approximately $7.6 million. Under the Alpha Agreements, Alpha also granted us a license to use certain third-party intellectual property that will enable us to develop and deliver 5G products set forth in such agreements. Furthermore, also in February 2024, we entered into several license and development agreements with third-party vendors (the “Vendor Agreements”), pursuant to which these vendors agreed to supply us a license to use certain intellectual property that will enable us to develop and deliver 5G products under the Alpha Agreements. As disclosed previously, we entered into a research and development agreement (the “Samsung Agreement”) with Samsung Electronics Co., Ltd (“Samsung”) in July 2020, pursuant to which Samsung agreed to provide us with certain development support, an intellectual property license, and mass production set up support to enable us to develop and produce 5G chipsets for our customers. The development support, technology licensing, and other services provided to us under the Alpha Agreements and Vendor Agreements are intended to support our continued development and production of 5G chipsets utilizing Samsung foundry processes. In connection with entering into the Alpha Agreements, the Samsung Agreement was terminated.

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

Human Resources

As of December 31, 2025, we had 126 full-time employees, of whom 101 were located in Korea, 18 were in the United States, three were in Taiwan, two were in China and one was in each of Hong Kong and Japan. These employees include 80 in research and development, 18 in sales and marketing, 22 in general and administration and 6 in operations. Management considers labor relations to be positive. We also contract with independent contractors and consultants.

Facilities

Our principal executive offices are located in San Jose, California, and consist of approximately 5,900 square feet under a lease that expires in October 2026. This facility accommodates our product marketing and finance and administrative activities as well as a small research and development team. We have an approximately 56,500 square-foot facility in Seoul, Korea, which accommodates a research and development center under a lease expiring in December 2026. We have an approximately 100 square-foot facility in Taipei, Taiwan, which houses sales and technical support personnel, under a lease that expires in July 2026. We also have an approximately 850 square-foot facility in Shanghai, China for sales and technical support personnel under a lease that expires in July 2026 and an approximately 720 square-foot facility in Shenzhen, China, which accommodates sales and technical support personnel, under a lease that expires in June 2028.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and related amendments, exhibits and other information with the Securities and Exchange Commission, or the SEC. You may access and read our filings without charge through the SEC’s website at www.sec.gov or through our website at https://investors.gctsemi.com/sec-filings, as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this Annual Report.

Item 1A. Risk Factors.

Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report on Form 10-K (the “Annual Report”) or in any document incorporated by reference herein or therein are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

We may encounter difficulties or challenges in satisfying our obligations under our 5G development agreements and in scaling and sustaining commercialization of our 5G chipsets, which may adversely affect our ability to generate revenue.

We have entered into 5G development and collaboration agreements with certain customers and operators, including a development and collaboration agreement with a Tier 1 wireless communications operator. Under these agreements, we have agreed to design, develop and collaborate with each respective customer to test, qualify and commercialize our chipsets and also to help these customers commercialize products that use our chipsets, and these agreements impose various obligations on us to deliver results and meet certain product development milestones. We have completed certain development milestones and commenced initial commercial shipments of our 5G chipsets to select customers. As we continue to perform under these agreements and expand commercialization, we may receive revenues and fees, including milestone payments upon the achievement of specified business and development objectives and follow-on sales of our chipsets to ODM and OEM suppliers as products using our chipsets ramp in volume.

However, we may encounter difficulties and challenges in meeting our obligations under these development agreements and our anticipated timeline and volumes for product shipments, such as delays in testing and qualifying our products, technical issues in the development and manufacturing of our products, lack of resources and funding to support the development and commercialization efforts, the rise of competitive technologies and products that cause the customers or partners to shift focus and attention elsewhere, lack of funding to support development activities, lack of cooperation by the customers or partners and lack of success of our customers’ products in the marketplace. Any of these factors may adversely affect our ability to monetize these agreements and meet our anticipated product development timeline, including delays in volume shipment of 5G products, which in turn will adversely affect our financial results and results of operations.

If the 5G market develops more slowly than expected, or if we fail to accurately predict market requirements or demand for our 5G solutions, our financial performance could be adversely affected.

We have invested substantial time and resources in developing products that support the 5G wireless communications market, and we have entered into various agreements and arrangements with potential customers and wireless operators to develop wireless communications products to serve the growing needs of this market. Although we have commenced initial commercialization of our 5G solutions, our future growth depends on our ability to accurately anticipate customer requirements, application use cases, pricing sensitivity, and end-market demand, and to scale adoption of our solutions over time. In addition, if 5G networks are deployed to a lesser extent or more slowly than we currently anticipate, or if other competing semiconductor solutions achieve greater market acceptance or if operators do not migrate to 5G as expected, we may not realize the expected benefits from this investment, which could have an adverse effect on our business, financial condition and results of operations.

Our products target primarily certain segments in the 5G markets, including fixed wireless access, mobile broadband, and M2M applications, and if these markets do not develop or grow as anticipated, our financial performance will be adversely affected.

Our products target primarily certain segments of the wireless markets, including fixed wireless access (“FWA”), mobile broadband and machine-to-machine (“M2M”) applications, and if these markets do not develop or grow as quickly as expected, or if other products or technologies displace or reduce the demands of such market segments, our business operations and financial condition could be negatively impacted. For example, our products are applicable to the FWA market, which is an innovative use case that employs 4G and 5G radio spectrum to provide wireless broadband connectivity between multiple locations and fixed points, such as a mobile network cell tower and a wireless device in a subscriber’s home. FWA provides wireless coverage where there is no fixed line or where fixed line service is poor, including rural areas, where broadband access is limited. However, the FWA market and related demand may be impacted by various factors, including the growth of fixed line services (especially fiber optic lines), the costs and benefits of deploying FWA infrastructure and regulatory requirements for implementing FWA solutions. Each of these factors may adversely affect our ability to sell products into such markets. Similarly, the mobile broadband market can be affected by demand for mobile devices, such as smartphones, wireless modems, and portable wireless devices, and a slowdown in demand for these applications may reduce our ability to sell our products. Furthermore, the growth of M2M applications depends on various factors that drive demand, including decisions by businesses, institutions, and regulatory authorities to implement and permit the establishment of infrastructure or systems that utilize M2M wireless communications. These and other factors could adversely affect our business operations and financial condition.

We depend on the commercial deployment of 4th generation (“4G”) long term evolution (“LTE”) and 5G communications equipment, products and services to grow our business, and our business may be harmed if wireless carriers delay adoption of 5G standards, or deploy technologies that are not supported by our solutions.

We depend upon the continued commercial deployment of 4G and 5G wireless communications equipment, products and services based on our technology. Deployment of new networks by wireless carriers requires significant capital expenditures, well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than we expect, this could reduce sales of our products and could cause original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) to hold excess inventory. This would harm our revenues and financial results. The worldwide commercial deployment and adoption of narrow band LTE variants, Cat M and Cat NB, are expected to expand further the markets for IoT devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for IoT devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results. In addition, our OEM/ODM customers may experience difficulties, delays and other challenges in the transition from 4G to 5G markets, including loss of business opportunities because wireless operators decide to switch suppliers during this transition, which may cause such OEM/ODM customers to reduce demand from us. If the transition from 4G to 5G market encounters disruption or delay, or if the roll off of our 4G business occurs faster than anticipated and /or the loss of our 4G business is not immediately replaced by our 5G sales, it may have an adverse effect on our operating result and financial condition.

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

During periods of economic or market slow-down, we must also effectively manage our expenses to preserve our ability to carry out such research and development. We are likely to incur product and market development costs earlier than some of the anticipated benefits, and the return on these investments, if any, may be lower, may develop more slowly than we expect, or may not materialize at all, which could harm our operating results. For the last several years, we have dedicated a large portion of our operating expenses to our development of 5G products, which we do not expect will result in significant product revenues before the second half of 2026.

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

We sell our products to OEM/ODM customers either directly or indirectly through distributors. We depend on a small number of customers for a large percentage of our annual revenue. For the year ended December 31, 2025, four customers accounted for 74% of our total revenues and for year ended December 31, 2024, four customers accounted for 73% of our total revenues.

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

We currently do not have long-term capacity agreements with our main foundries, UMC and Samsung, primarily because historically we have placed only a limited quantity of orders. Accordingly, our foundries are not obligated to perform services or supply wafers to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Foundry capacity allocated to us has in the past been reduced due to strong demand by other foundry customers. The ability of our foundry vendors to provide us with semiconductor products is limited by available capacity and existing obligations. Because none of our third-party foundries has provided contractual assurances to us that ensure adequate capacity will be available to us to meet future demand for our products, foundry capacity may not be available when we need it or at reasonable prices. The foundries may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or without notice. In particular, our foundries may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements with our foundry during a period of high demand. In addition, we expect that we may need to secure additional capacity from our foundries in the immediate future to support increasing demand for our products, and there is no guarantee that we will be able to secure this increased capacity to meet our needs.

As we continue to grow our business, we intend to negotiate long-term supply agreements with our main foundries in order to secure capacity commitments. There can be no assurance that we will be able to negotiate these agreements successfully or in a timely fashion, or that any agreements we enter into will provide us with favorable pricing or sufficient capacity to meet our customer demand. Our failure to secure suitable long-term capacity agreements with our foundries may limit our ability to expand our market and may have an adverse effect on our business, financial condition and results of operations.

Any increase in the manufacturing cost of our products could reduce our gross margins and operating profit.

The semiconductor business experiences ongoing competitive pricing pressure from customers and competitors. Accordingly, any increase in the cost of our products, whether by adverse changes in purchase price or adverse manufacturing cost, will reduce our gross margins and operating profit. In general, we do not have long-term supply agreements with our foundry, test, assembly and other vendors other than a framework agreement with UMC. As a result, we typically negotiate pricing on a purchase order basis. Therefore, we may not be able to obtain price reductions or anticipate or prevent future price increases from our suppliers. There is no assurance that our manufacturing suppliers will be able to deliver raw materials, goods and services to us at reasonable prices and the required volume. These and other related factors could impair our ability to meet our customers’ needs and have an adverse effect on our operating results, including our ability to reduce net loss and achieve profitability. See “Risk Related to Our Finances- We have a history of losses, and we may not achieve or sustain profitability in the future, on a quarterly or annual basis.”

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

We began operations in 1998 and have incurred losses on an annual basis since inception. We have incurred and will continue to incur significant operating losses. For the years ended December 31, 2025 and 2024, we had a net loss of $43.4 million and $12.4 million, respectively, and used cash in operating activities of $30.7 million and $31.0 million, respectively. We had short-term debt in the amount of $56.6 million and $37.6 million, including borrowings as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $605.4 million and $562.0 million, respectively and negative working capital of approximately $67.7 million and $43.3 million. We expect to incur significant expenses related to the research and development of our products and expansion of our business. Furthermore, the rapidly evolving wireless communications markets in which we sell our products, as well as other factors, make it difficult for us to forecast quarterly and annual revenue accurately. As a result, we could experience cash flow management problems, unexpected fluctuations in our results of operations and other difficulties, any of which would make it difficult for us to meet our debt obligations and achieve and maintain profitability.

Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if we are unable to obtain adequate financing in the future. Accordingly, if we do not generate a sufficient level of revenue or become profitable, we will be required to seek other sources of funding, such as issuance of equity or debt securities to raise capital. Any such financings may not be accessible on acceptable terms, if at all. The failure to raise additional capital or otherwise obtain funding for our operation will have a material adverse effect on our business, results of operations and financial position. In addition, given our current available cash and the need to secure additional funding, the report of our independent registered accounting firm included in this Form 10-K contains a paragraph expressing substantial doubt as to our ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We have significant ongoing capital requirements that could have a material effect on our business and financial condition if we are unable to generate sufficient cash from operations or unable to raise capital on favorable terms.

Our business requires significant capital investment to carry out extensive research and development in order to remain competitive. At the same time, demand for our products is highly variable and there have been downturns. If our cash on hand, net proceeds from financing activities and cash generated from operations are not sufficient to fund our operations and capital requirements, we may be required to limit our growth, or enter into financing arrangements at unfavorable terms, any of which could harm our business and financial condition. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations and product development activities. We may be unable to raise additional capital on favorable terms, if at all, which would harm our ability to fund our operations and may force us to cease operations. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets, the trading price and volume of our stock and general economic and market conditions both in the United States and abroad. We have utilized, and may continue to utilize, equity financing transactions, including at-the-market offerings and registered direct offerings, to raise capital. While these financing alternatives provide us with additional flexibility, our ability to raise capital through such transactions depends on market conditions, investor demand, and the trading price and liquidity of our common stock, and such transactions may result in significant dilution to existing stockholders. In addition, we rely substantially on investors, banks, lenders and partners in South Korea to provide loans and fundings for our operations, and our ability to secure such funding may be affected by the economic, banking and capital market conditions and trends in South Korea. While we have entered into equity financing arrangements, including an equity line of credit and other equity offering structures, our ability to raise capital under these arrangements may be constrained by trading volume, price volatility, contractual limitations, or market conditions. Additionally, we anticipate that strategic alliances and partnerships will be an important source of revenue and possible financing for us going forward. If we are unable to develop alliances with or otherwise attract investment from strategic partners, or if strategic partners are not willing to enter into transactions with us on favorable terms, our business and financial condition could be harmed.

Our indebtedness could adversely affect our operations, including our ability to perform our obligations and fund working capital.

As of December 31, 2025, we have borrowings with a total principal amount of $62.6 million, of which $56.6 million is contractually due within 12 months from the reporting date. We may also incur substantial additional indebtedness. Our indebtedness could have important consequences, including the following:

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2025, we hold 34 US patents, 34 Korean patents, 7 Taiwanese patents, 5 Japanese patents, 4 Chinese patents, and 2 patents issued in other countries. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented or designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available.

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

In connection with product development agreements with certain customers, we received non-recurring engineering (“NRE”) fees to reimburse costs incurred in the development and design of our products. These arrangements are motivated primarily by the opportunity to engage customers and at the same time, jointly progress our own research and development activities with the associated development compensation. During the years ended December 31, 2025 and 2024, we recognized $1.7 million and $4.4 million, respectively, related to these NRE contracts and as a service revenue. Generally, these NRE reimbursements are paid upon the completion of specified milestones in our product development contracts. However, there is no guarantee that we will be able to satisfy these milestones, and failure to do so may delay or prevent us from receiving NRE fees.

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

Prior to our Business Combination, our Common Stock was not traded in a public market. Our common stock is publicly traded, but there can be no assurance that an active or liquid trading market will be maintained. The trading price of our Common Stock can be volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Risks Relating to Our Industry and Regulatory Environment

The semiconductor and communications industries are cyclical and have historically experienced significant fluctuations, including prolonged downturns and periods of supply imbalance, which could impact our operating results, financial condition and cash flows.

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

Conversely, periods of exceptionally strong demand concentrated in specific semiconductor segments, including demand associated with artificial intelligence (“AI”) applications or other high-growth technologies, may create industry-wide supply constraints and capacity distortions. Large, well-capitalized semiconductor companies serving high-growth markets may receive priority access to wafer foundry capacity, advanced packaging, memory components, substrates and other critical inputs. If manufacturing resources or raw materials become constrained or disproportionately allocated to suppliers serving these high-demand sectors, we may experience reduced access to capacity, increased input costs, extended lead times, or delays in production and delivery of our products. Such constraints could adversely affect our ability to meet customer demand, manage inventory, or execute our product roadmap, which could materially harm our business, financial condition and results of operations.

Recent downturns in the semiconductor industry have been attributed to a variety of factors, including global macroeconomic uncertainty, global/regional pandemic (i.e., SARS, COVID-19), trade and geopolitical tensions, weakness in end-market demand and pricing across semiconductor applications, and excess inventory levels. In recent periods, portions of the semiconductor industry have experienced downturns driven by inventory corrections and reduced demand in certain end markets, while other segments have experienced increased investment and growth. These mixed industry conditions have impacted our business, as well as our suppliers, distributors, and end customers.

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

Changes in trade policies, sanctions, export controls, or broader political and regulatory conditions, including disruptions in government operations, could reduce demand for our products, limit our ability to sell or transfer our products, or otherwise adversely affect our business.

Changes in government trade policies, including the imposition of tariffs, sanctions and export restrictions, have limited and could continue to limit our ability to sell or provide our products and other items to certain customers and suppliers, which may materially adversely affect our sales and results of operations.

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

Disruptions in government operations, including partial or full shutdowns of the U.S. federal government, could delay regulatory approvals, export license processing, customs clearance, spectrum allocation, certification activities, or other governmental actions necessary for the development, manufacture, or sale of our products, which could adversely affect our operations and financial results.

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

Legislative or regulatory initiatives related to climate change, as well as physical effects of climate-related events, could adversely affect our business.

Climate-related events, including changes in weather patterns and the increased frequency or severity of extreme weather or natural disasters, could disrupt our operations, supply chain, or those of our customers or suppliers and could adversely affect our business. In addition, changes in legislative and regulatory requirements relating to climate change or environmental matters could result in increased compliance obligations or costs, including with respect to energy usage, transportation, or utilities. Any such changes could increase our operating costs or require operational adjustments and could adversely affect our business, results of operations, or financial condition.

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

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments and/or could also subject us to significant liabilities.

Our Charter and Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our Charter and Bylaws provide that: unless we consent in writing to the selection of an alternative forum, (i) (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or its stockholders, (c) any action asserting a claim against the Company or its current or former directors, officers, employees, or stockholders arising pursuant to any provision of the DGCL, the Charter or Bylaws (as either may be amended or restated) or as to which DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (d) any action asserting a claim against the Company or our current or former directors, officers, employees, or stockholders governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be brought by any stockholder (including a beneficial owner) exclusively in the Court of Chancery of the State of Delaware or, solely if such court does not have subject matter jurisdiction thereof, in the United States District Court for the District of Delaware; and (ii) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Nothing in our Charter or Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

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

We believe our future success will depend in large part upon our ability to attract, retain and motivate highly skilled management, engineering, sales and marketing personnel. The loss of any key employees or the inability to attract, retain or motivate qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of our products and harm our ability to sell our semiconductor solutions. We believe that our future success is dependent on the contributions of our senior management members, some of whom do not have any employment agreements. If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity during the search for any such successor and while any successor is integrated into our business and operations.

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

Being a public company increases our operating costs and administrative burdens and exposes us to risks relating to compliance with public company reporting requirements, including the evaluation of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

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

We are required to provide management’s assessment of the effectiveness of our internal control over financial reporting under Section 404(a). If we fail to comply with the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements or the trading price of our Common Stock to decline. If we fail to remediate any material weakness, our consolidated financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our Common Stock may decline.

We are required to disclose control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles that results in more than a remote likelihood that a misstatement of financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and more frequent. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. These attempts may also include phishing, social engineering, credential theft, and ransomware attacks. Hackers may also develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit security vulnerabilities in our systems or products. Cybersecurity incidents may also arise from insider threats, inadvertent employee actions, or vulnerabilities in third-party software, cloud services, or service providers. Attacks may create system disruptions, cause shutdowns or result in the corruption of our engineering data, which could result in delays in product development or software updates and adversely affect our business. Cybersecurity incidents could also disrupt our manufacturing operations, supply chain, customer support, or other business processes. Additionally, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or business partners’ confidential information, we may incur liability as a result, including contractual claims, litigation, or regulatory investigations. We could also suffer monetary and other losses, including reputational harm, and loss of customer confidence, and we may not be able to recover all such costs or losses through insurance or other means. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects for an extended period of time. While we have identified attempts at unauthorized access to our systems and are not aware of any that have been successful, we cannot assure that we will not experience a cybersecurity incident that could materially affect our operations in the future. In addition, our customers, partners and suppliers may experience cybersecurity attacks that may indirectly affect our ability to conduct business with them or result in cybersecurity breaches in our network, which may adversely affect our business operations. Further, cybersecurity incidents affecting third parties could lead to interruptions in their operations, delays in their product development or procurement activities, or reduced demand for our products. We expect to continue to devote resources to the security of our information technology systems.

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

We conduct periodic risk assessments to identify potential internal and external cybersecurity threats. These assessments evaluate the likelihood of the occurrence and potential impact of such threats, as well as the adequacy of our existing policies, procedures, systems, and controls. These assessments also consider cybersecurity risks associated with certain third-party service providers that have access to our systems or data.

The board of directors (the “Board”) oversees our cybersecurity risk management process, and the Audit Committee has the authority and power to provide specific oversight of cybersecurity matters. Our IT Director who has extensive experience in information systems and cybersecurity, leads our cybersecurity strategy, policy, standards, architecture, and processes. The IT Director reports to the Chief Financial Officer (“CFO”). The CFO provides regular updates to the Board, Audit Committee, and executive management on the status of our cybersecurity posture and any material threats.

Our cybersecurity program employs industry-standard methodologies to manage cybersecurity risks, including secure network infrastructure design, continuous security updates, and automated alerts for suspicious activities. We also conduct regular training for employees at all levels on cybersecurity awareness and the protection of confidential information.

In the event of a cybersecurity incident, our incident response process is designed to detect, respond to, and mitigate the impact. Significant incidents are escalated to a team of business leaders, including our Chief Executive Officer and CFO, who work with our incident response team to assess and address the situation. The Audit Committee oversees management’s response to significant incidents and ensures compliance with disclosure requirements. Our incident response procedures include coordination with relevant third-party service providers, as applicable, to assess and address incidents that may impact our systems or data.

To maintain high security standards, we leverage third-party tools and services that adhere to industry best practices, including multi-layer authentication. Despite our efforts, we acknowledge that cybersecurity threats are constantly evolving, and we remain vigilant in our efforts to protect our information systems and data.

As of December 31, 2025, we have not identified any cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition. However, we recognize that future incidents could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

For further discussion of cybersecurity risks, please refer to the “Risk Factors” section under the heading “General Risks Related to the Company.”

Item 2. Properties.

Our principal executive offices are located in San Jose, California, and consist of approximately 5,900 square feet under a lease that expires in October 2026. This facility accommodates our product marketing and finance and administrative activities as well as a small research and development team. We have an approximately 56,500 square-foot facility in Seoul, Korea, which accommodates a research and development center under a lease expiring in December 2026. We have an approximately 100 square-foot facility in Taipei, Taiwan, which houses sales and technical support personnel, under a lease that expires in July 2026. We also have an approximately 850 square-foot facility in Shanghai, China, for sales and technical support personnel under a lease that expires in July 2026 and an approximately 720 square-foot facility in Shenzhen, China, which accommodates sales and technical support personnel, under a lease that expires in June 2028.

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

Holders of Record

On March 19, 2026, there were 78 holders of record of our common stock and 21 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Securities

There have been no other unregistered sales of equity securities during the year ended December 31, 2025.

Issuer Repurchases of Equity Securities

During the fourth quarter ended December 31, 2025, we did not repurchase any equity securities.

Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in this Annual Report on Form 10-K (the “Annual Report”). This discussion may contain forward-looking statements, including, but not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. You should read the sections in this Annual Report titled “Risk Factors” and “Special Note of Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated, the terms “GCT,” “the Company,” “we,” “us,” or “our” refer to GCT Semiconductor Holding Inc., a Delaware corporation, together with our consolidated subsidiaries.

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

Our current product portfolio includes RF and modem chipsets based on 4th generation (“4G”), known as Long Term Evolution (“LTE”), technology offering a variety of chipsets differentiated by speed and functionality. These include 4G LTE, 4.5G LTE Advanced (twice the speed of LTE), and 4.75G LTE Advanced-Pro (four times the speed of LTE) chipsets. The Company also develops and sells cellular Internet of Things (“IoT”) chipsets for low-speed mobile networks such as eMTC/NB- IOT/Sigfox, and other network protocols. 5G chipset added to portfolio recently with commercial shipments in the fourth fiscal quarter of 2025.

Even as more and more applications are deployed on 5G networks, we believe that demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) will continue, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. We commenced our first production shipments of our 5G products in the last quarter of 2025. Also, we expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network), and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

Commercial Deployment of 4G LTE and 5G Market

Our business depends upon the continued commercial deployment of 4G and 5G wireless communications equipment, products, and services based on GCT’s technology. Deployment of new networks by wireless carriers requires significant capital expenditures well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than our expectation, this will reduce the sales of products for use on these networks by OEMs and ODMs that use GCT technology. This would harm our revenues and our financial results. The worldwide commercial deployment and adoption of the narrow band LTE variants, Cat M and Cat NB, are expected to further expand the markets for IoT devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for IoT devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results. 5G RedCap and eRedCap appear to be of great interest to wireless carriers, although adoption is limited at this early stage. If an alternative were to appear in the short-to-mid-term this could result in reduced long-term demand for our RedCap and eRedCap chipsets. It should also be noted that RedCap and eRedCap is expected to be a replacement for CatM, Cat1bis and some Cat4 thus eventually reducing demand for the LTE IoT chipsets.

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

Recent downturns in the semiconductor industry have been attributed to a variety of factors, including global macroeconomic uncertainty, global/regional pandemic (i.e., SARS, COVID-19), trade and geopolitical tensions including tariffs, weakness in end-market demand and pricing across semiconductor applications, and excess inventory levels. In recent periods, portions of the semiconductor industry have experienced downturns driven by inventory corrections and reduced demand in certain end markets, while other segments have experienced increased investment and growth. These mixed industry conditions have impacted our business, as well as our suppliers, distributors, and end customers.

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

In addition, a shortage of manufacturing capacity can also impact the product development strategies of our major customers, which may, in turn, affect our business operations. For example, in 2022, the supply shortage caused our largest customer to change its priority on product development from 4G to the next generation of 5G products (at a time when our 5G product was not available), which resulted in the reduction of 4G activity and a decline in demand for our products.

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

Business Combination

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

The Company received $17.2 million cash proceeds from the Business Combination and private investment from public equity financing (“PIPE Financing”), net of transaction costs. Total direct and incremental transaction costs of Concord III and Legacy GCT were $22.0 million and treated as a reduction of the cash proceeds, of which $8.9 million was deducted from additional paid-in capital for underwriting, accounting, legal and other fees, and the remaining balance of $13.1 million was expensed in the period incurred by Concord III. The Company utilized the proceeds from the Business Combination and PIPE Financing to finance its operations in 2024.

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

Gain (loss) on foreign currency transactions, net

Gain (loss) on foreign currency transactions consists of gains or losses, presented on a net basis, from transactions denominated in other currencies, primarily South Korean won.

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

For the Years Ended December 31, 2025 and 2024

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Year Ended December 31,
	2025	2024	$ change	% change
Net revenues:
Product	$1,131	$4,771	$(3,640)	(76)%
Service	1,735	4,357	(2,622)	(60)%
Total net revenues	2,866	9,128	(6,262)	(69)%
Cost of net revenues:
Product	4,026	2,523	1,503	60%
Service	657	1,529	(872)	(57)%
Total cost of net revenues	4,683	4,052	631	16%
Gross profit (loss)	(1,817)	5,076	(6,893)	(136)%
Operating expenses:
Research and development	14,005	17,329	(3,324)	(19)%
Sales and marketing	4,243	3,920	323	8%
General and administrative	16,475	10,798	5,677	53%
Gain on extinguishment of liability	—	(14,636)	14,636	(100)%
Loss on impairment of long-lived assets	—	787	(787)	(100)%
Total operating expenses	34,723	18,198	16,525	91%
Loss from operations	(36,540)	(13,122)	(23,418)	178%
Interest expense	(6,026)	(3,867)	(2,159)	56%
Gain (loss) on foreign currency transactions, net	(784)	4,690	(5,474)	(117)%
Change in fair value of common stock warrant liabilities	880	2,208	(1,328)	(60)%
Change in fair value of convertible promissory notes	(336)	(1,470)	1,134	(77)%
Change in fair value of common stock forward liability	312	(586)	898	(153)%
Other income, net	24	213	(189)	(89)%
Loss before provision for income taxes	(42,470)	(11,934)	(30,536)	256%
Provision for income taxes	902	445	457	103%
Net loss	$(43,372)	$(12,379)	$(30,993)	250%

Net Revenues

Net revenues decreased by $6.3 million, or 69%, from $9.1 million for the year ended December 31, 2024 to $2.9 million for the year ended December 31, 2025. This change was due to a decrease of $3.6 million in product sales and a decrease of $2.6 million in service revenues.

Product sales decreased by $3.6 million, or 76%, from $4.8 million for the year ended December 31, 2024 to $1.1 million for the year ended December 31, 2025. The sales of our 5G platforms contributed $3.9 million to our product sales during the year ended December 31, 2024, and there were no 5G platform sales during the year ended December 31, 2025.

Service revenues decreased by $2.6 million, or 60%, from $4.4 million for the year ended December 31, 2024 to $1.7 million for the year ended December 31, 2025. This decrease was attributed to the substantial completion of a significant service project during the year ended December 31, 2024. Our service project portfolio during the year ended December 31, 2025 was less extensive resulting in lower service revenues.

Cost of Net Revenues

Cost of net revenues increased by $0.6 million, or 16%, from $4.1 million for the year ended December 31, 2024 to $4.7 million for the year ended December 31, 2025.

Product costs increased by $1.5 million, or 60%, from $2.5 million for the year ended December 31, 2024 to $4.0 million for the year ended December 31, 2025. This increase in product costs was primarily driven by additional production overhead costs of $1.0 million, a $0.7 million increase in charges related to slow-moving inventory reserve, and a $0.2 million increase in depreciation charges compared to the year ended December 31, 2024. These increases were partially offset by a $0.4 million decrease related to 5G platform costs due to the lack of sales during the year ended December 31, 2025.

Service costs decreased by $0.9 million, or 57%, from $1.5 million for the year ended December 31, 2024 to $0.7 million for the year ended December 31, 2025. This decrease in service costs was commensurate with the level of our service project activity.

Our gross margin for the year ended December 31, 2024 was 56%. Our gross margin for the year ended December 31, 2025 is negative and not representative of our expectations regarding profitability of our products and services in future reporting periods. In 2025, we experienced lower product revenue, which was not sufficient to fully absorb production overheads. We expect operational efficiencies to improve when our 5G product sales start contributing more significantly to our overall revenue, which is expected later in 2026, following the commercial launch of our 5G chipset in the fourth quarter of 2025.

Research and Development Expenses

Research and development expenses decreased by $3.3 million, or 19% from $17.3 million for the year ended December 31, 2024 to $14.0 million for the year ended December 31, 2025. This change was primarily driven by the completion of a 5G chip design project, which led to a $3.3 million reduction in professional services from Alpha, and a $1.6 million decrease in the project-specific intellectual property expenses incurred in 2024. This reduction was partially offset by a $0.9 million increase in personnel-related costs due to an increase in our headcount, a $0.3 million increase in stock-based compensation expense due to issuance and vesting of share-based awards, and a $0.4 million increase in pre-production and engineering supplies related to our 5G initiatives.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively consistent at $4.2 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses increased by $5.7 million, or 53%, from $10.8 million for the year ended December 31, 2024 to $16.5 million for the year ended December 31, 2025 due to the following key drivers:

•
Changes in our expected credit loss estimates for receivables resulted in a $0.4 million gain in the year ended December 31, 2024, compared to a $2.8 million loss in the year ended December 31, 2025, resulting in a $3.2 million net increase to general and administrative expenses for 2025.
•
Stock-based compensation expense increased by $3.2 million from $2.0 million for the year ended December 31, 2024 to $5.2 million for the year ended December 31, 2025. The increase was primarily due to the issuance of the equity-classified common stock warrants to compensate certain investors with a fair value of $4.0 million in the year ended December 31, 2025, compared to $0.9 million in charges recognized related to the vesting of the founder shares recognized upon consummation of the Business Combination during the year ended December 31, 2024.
•
Personnel-related costs increased by $0.6 million during the year ended December 31, 2025 due to the increased headcount and merit-based salary adjustments.
•
These increases were partially offset by a $1.2 million decrease in professional services and other costs during the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by lower transactional activity during this period.

Gain on Extinguishment of Liability

Gain on extinguishment of liability was $14.6 million for the year ended December 31, 2024 due to the release by a vendor of amounts payable by us for research and development services received in prior years. No similar transactions took place during the year ended December 31, 2025.

Loss on Impairment of Long-Lived Assets

Loss on impairment of intangible assets was $0.8 million for the year ended December 31, 2024 due to impairment charges for certain long-lived assets that were determined to be not recoverable. No impairment charges were recorded for the year ended December 31, 2025.

Interest Expense

Interest expense increased by $2.2 million, or 56%, from $3.9 million for the year ended December 31, 2024 to $6.0 million for the year ended December 31, 2025. The increase was primarily due to the increase in outstanding debt.

Gain (Loss) on Foreign Currency Transactions, net

Foreign currency transactions resulted in a loss of $0.8 million for the year ended December 31, 2025 and a gain of $4.7 million for the year ended December 31, 2024. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The loss in the year ended December 31, 2025 was driven by the depreciation of the U.S. dollar against the South Korean won, while the gain in the year ended December 31, 2024 was attributable to the appreciation of the U.S. dollar against the South Korean won.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in a $0.9 million gain for the year ended December 31, 2025 and a $2.2 million gain for the year ended December 31, 2024. These gains was primarily driven by changes in the fair value of our common stock during the respective periods.

Change in Fair Value of Convertible Promissory Notes

Losses from changes in fair value of convertible promissory notes were $0.3 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively. These losses in each year were derived from the fair value measurement and related assumptions, specifically remeasurement of the convertible notes prior to their settlement in our common stock during the year ended December 31, 2025.

Change in Fair Value of Common Stock Forward Liability

The change in fair value of common stock forward liability resulted in a gain of $0.3 million for the year ended December 31, 2025 and a loss of $0.6 million for the year ended December 31, 2024. The decrease in the fair value of the underlying liability of $0.3 million for the year ended December 31, 2025 was based on our expectations related to the utilization of the available commitment under the common stock purchase agreement with B. Riley. The increase in fair value of common stock forward liability of $0.6 million for the year ended December 31, 2024 was due to the initial recognition of this financial instrument based on our assumptions at the inception of this arrangement.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, the issuance of capital stock, and the exercise of stock options.

With limited exceptions, we have incurred, and expect to continue to incur, significant operating losses. For the years ended December 31, 2025 and 2024, we had a net loss of $43.4 million and $12.4 million, respectively, and used cash in operating activities of $30.7 million and $31.0 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $605.4 million and $562.0 million, respectively. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or on the amounts and classification of liabilities, that might be necessary if we are unable to obtain adequate financing in the future. We undertake various activities to finance our operations, as further discussed below.

Business Combination and PIPE Financing

In March 2024, we received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing, net of transaction costs in connection with the closing of the Business Combination. In April 2024, we entered into the Purchase Agreement and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley for an equity line of credit facility (“ELOC”). Pursuant to the ELOC, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through December 31, 2025, we sold an aggregate of 2,438,737 shares of our common stock for $9.9 million under the ELOC and received cash proceeds of $8.7 million, after B. Riley withheld $1.0 million against the outstanding amounts payable. We have not sold any shares since April 2025, due to restrictions of the at market issuance agreement discussed below.

At-Market Offering

In April 2025, we executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows us to sell our common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). As there is no commitment for future sales of additional shares under the ATM Agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the twelve months ended December 31, 2025, we received net proceeds of approximately $2.2 million in cash related to the ATM Offering.

Registered Direct Offering

In May 2025, we entered into securities purchase agreements with certain institutional investors to execute a registered direct offering (“RDO”), pursuant to which we sold an aggregate of 7,006,370 shares of our common stock and warrants to purchase up to 10,509,555 shares of common stock at a combined purchase price of $1.57 per share and warrant, for aggregate gross proceeds of approximately $11.0 million. The warrants have an exercise price of $1.71 per share, will be exercisable six months from issuance, and will expire five years from the initial date of exercise. The RDO closed on May 16, 2025 and we received net proceeds of $9.9 million in cash.

Related Party Borrowings from Dr. Kyeongho Lee and Anapass, Inc.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee (“Dr. Lee”), the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, maturing in December 2024 and January 2025, respectively. In October 2025, we partially repaid to Dr. Lee $1.4 million of the term loans originally entered into in December 2024. The term loan entered into in November 2024 and the remainder of the term loans originally entered into in December 2024 are outstanding as of December 31, 2025. In January 2025, we entered into a term loan agreement with Dr. Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of December 31, 2025. For the year ended December 31, 2025, we incurred penalties of 3% of principal per month on loans in the amount of $2.9 million that are past their maturity dates, calculated daily until the principal and accrued interest are paid, No penalties were incurred for the year ended December 31, 2024. Outstanding penalties payable to Kyeongho Lee as of December 31, 2025 are $2.5 million.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $2.1 million maturing in July 2026. In August 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $1.4 million maturing in August 2026. In September 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $10.7 million maturing in September 2026. In July 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in July 2016 with a principal of $4.5 million, from July 2025 to July 2026. In November 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in May 2022 with a principal of $2.2 million, from November 2025 to November 2026. In December 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in December 2024 with a principal of $3.4 million from December 2025 to December 2026.

During the year ended December 31, 2025, we renegotiated the payment terms for some obligations, including loan agreements with i Best Investment Co., Ltd, Mujin Electronics Co., Ltd, KEB Hana Bank, IBK Industrial Bank, Dr. Lee, and Anapass, Inc., which were initially due in 2025. We remain dependent on related-party debt financing to fund our operations, including loans from Anapass Inc. and Dr. Lee.

Indigo Notes

In December 2025, we entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes”). Each Indigo Note will be issued at a purchase price equal to 93% of its principal amount and matures 24 months from its issuance date and is convertible into our common stock at any time on or before its maturity date unless redeemed by us. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of our common stock over the three trading days prior to the submission of a conversion notice by Indigo. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and we have an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity. In December 2025, we issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million based on the discount upon issuance. In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. As of December 31, 2025, the outstanding principal amount of the Indigo Notes was $1.0 million with a fair value of $1.1 million. In January 2026, the second Indigo Note was converted into 979,817 shares of our common stock.

Additional Liquidity Needs

We expect significant ongoing operating expenditures to be necessary to successfully implement our business plan and market our products. Having production shipments of our 5G products in the fourth quarter of 2025, we anticipate continued significant related expenditures, including production-related costs such as mask sets, wafers, and assembly and test costs, and most of these costs will be incurred prior to the commencement of manufacturing and production.

As of December 31, 2025, our existing sources of liquidity include cash and cash equivalents of $0.6 million. Our internal sources of liquidity consist primarily of cash on hand and cash generated from operations (which has historically been negative). Our external sources include our ability to raise capital under our shelf registration statement (including the ATM), sales under the ELOC (subject to conditions and limitations), and debt financings and extensions with lenders, including related parties. These external sources represent potential unused liquidity; however, the amount and timing of any proceeds depend on market conditions, contractual limitations, and our ability to satisfy applicable conditions. As of December 31, 2025, we have borrowings with a total principal amount of $56.6 million, which are contractually due within 12 months from this Annual Report. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital through equity or debt offerings, the payments can be delayed, which may adversely affect our business operations and financial performance. While we believe we will be able to secure additional capital and funding in the next 12 months to sustain our operations, the report of our independent registered accounting firm included in this Form 10-K includes a paragraph expressing substantial doubt about our ability to continue as a going concern. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in this Annual Report on Form 10-K.

We intend to mitigate the risk of a working capital deficit by continuing to pursue and execute appropriate actions to secure funding as a publicly traded company, including the extension and refinancing of existing loans, public or private equity offerings, debt financings, and other means. In addition, we recently filed a universal shelf registration statement on Form S-3 that allows us to raise up to $200.0 million through the issuance of our securities, including the $75.0 million for the ATM Offering. Following the completion of the RDO and through the date of this Annual Report, the Company has $94.0 million of remaining equity funding capacity available under its shelf registration statement. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

We expect to use additional liquidity and our available cash and cash equivalents to finance the following activities:

•
Cost of mass production of 5G and other products, including masks, wafers, and design house fees;
•
Acquisition of IP and tool enhancement to develop the next generation of product;
•
Hiring of additional personnel in engineering, sales, and marketing functions; and
•
Improvement of engineering equipment.

While we believe we have a reasonable basis for our expectations and will be able to raise additional funds, we cannot provide assurance that we will be able to complete additional financing in a timely manner. In addition, the sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include operating and financial covenants that would restrict our operations. We cannot be certain that any financing will be available in the amounts we need or on terms acceptable to us, if at all. Should we enter into definitive collaboration and/or joint venture agreements or engage in business combinations in the future, we may be required to seek additional financing.

Cash Flow Comparison for the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(30,675)	$(30,957)
Net cash used in investing activities	(2,411)	(542)
Net cash provided by financing activities	32,246	36,473
Effect of exchange rate changes on cash and cash equivalents	(5)	(3,797)
Net increase (decrease) in cash and cash equivalents	$(845)	$1,177

Overview of Cash Flows

During the year ended December 31, 2025 and 2024, we funded our operations primarily through financing activities. This included proceeds from the reverse recapitalization and concurrent PIPE financing completed in March 2024, as well as from the issuance of convertible promissory notes to third parties and term loans from related parties in 2024 and 2025. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding loan portfolio will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $30.7 million during the year ended December 31, 2025 was primarily attributable to our net loss of $43.4 million, partially reduced by non-cash adjustments of $9.7 million, and further reduced by net changes in our operating assets and liabilities of $3.0 million. Non-cash adjustments consisted primarily of a $6.3 million in stock-based compensation, a $2.8 million increase in provision for credit losses, $0.7 million in amortization of operating lease right-of-use assets, $0.7 million in depreciation and amortization charges, and a $0.3 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.9 million gain from the change in fair value of warrant liabilities and a $0.3 million gain from the change in fair value of common stock forward liability. The change in our operating assets and liabilities of $3.0 million primarily resulted from a decrease of $2.0 million in inventory primarily due to inventory write downs, an increase of $1.2 million in accrued and other current liabilities, an increase of $0.5 million in net defined benefit liabilities, a decrease of $0.3 million in accounts receivable, a $0.2 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in other assets. These changes were partially offset by a decrease of $0.9 million in lease liabilities, a decrease of $0.4 million in accounts payable, an increase of $0.3 million in contract assets, a increase of $0.2 million in other liabilities.

Cash used in operating activities of $31.0 million during the year ended December 31, 2024 was primarily attributable to our net loss of $12.4 million, non-cash adjustments of $9.7 million, and a net change in our operating assets and liabilities of $8.8 million. Non-cash adjustments consisted primarily of a $14.6 million gain from the extinguishment of liability, a $2.2 million gain from the change in fair value of warrant liabilities, a $0.4 million decrease in provision for credit loss, partially offset by $2.7 million in stock-based compensation, a $1.5 million loss from the change in fair value of convertible promissory notes, $0.8 million of impairment of certain long-lived assets that were determined to be not recoverable, $0.7 million in non-cash expense related to the issuance of common stock to an underwriter, $0.7 million in depreciation and amortization charges, a $0.6 million in operating lease right-of-use amortization, and a $0.6 million loss from the initial recognition of the common stock forward liability. The change in our operating assets and liabilities of $8.8 million primarily resulted from a decrease of $3.2 million in accrued and other current liabilities primarily due to the payment of costs incurred related to our Business Combination, a decrease of $2.6 million in accounts payable, an increase of $1.7 million in contract assets, an increase of $1.5 million in inventory, a decrease of $0.6 million in lease liabilities, an increase of $0.3 million in accounts receivable, an increase of $0.3 million in other assets and a decrease of $0.2 million in other liabilities. These changes were partially offset by a decrease of $1.1 million in prepaid expenses and other current assets, an increase of $0.5 million in net defined benefit liabilities, and an increase of $0.1 million in other taxes payable.

Investing Activities

Cash used in investing activities during the years ended December 31, 2025 and 2024 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $32.2 million during the year ended December 31, 2025 consisted of $21.8 million in proceeds from borrowings, $11.0 million gross proceeds received from the issuance of common stock in a registered direct offering, $2.3 million in proceeds from the issuance of common stock under the at-market agreement and $1.9 million in proceeds from issuance of convertible promissory notes. These financing inflows were partially offset by $3.7 million in repayment of our bank borrowings, and $1.2 million payment of common stock issuance costs.

Cash provided by financing activities of $36.5 million during the year ended December 31, 2024 consisted of $17.2 million from proceeds received from the reverse recapitalization and PIPE Financing, net of transaction costs, $16.3 million in proceeds from the issuance of convertible promissory notes, $11.9 million in proceeds from borrowings, $8.5 million proceeds received from issuance of common stock to B. Riley under the Purchase Agreement, and $2.2 million proceeds received from issuance of common stock in a private placement. These financing inflows were partially offset by $14.1 million in repayment of our borrowings and $5.6 million repayment of convertible promissory notes.

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

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 7 to our consolidated financial statements included in this Form 10-K for more information regarding our debt arrangements.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We base our estimates on historical experience and other factors we believe are reasonable under the circumstances, which form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to inherent uncertainty in making them, and any such differences may be material.

Revenue Recognition

Our revenues are generated from the sale of mobile semiconductor solutions, including products and platform solutions for the LTE and 5G industries, as well as development services and technical advice and maintenance services.

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

We estimate potential future returns and sales allowances related to current-period product revenue. We analyze historical return rates and changes in customer demand when evaluating the adequacy of returns and sales allowances. Although we believe we have a reasonable basis for our estimates, such estimates may differ from actual returns and sales allowances. These differences may materially impact reported net product revenues and amounts ultimately collected on accounts receivable.

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial conditions of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based upon the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could materially affect the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $4.0 million and $1.2 million as of December 31, 2025 and December 31, 2024, respectively.

Fair Value of Convertible Promissory Notes

We have made an election to account for certain promissory notes under the fair value option, the convertible promissory notes are recorded at their initial fair value on the date of issuance and then are adjusted to fair value upon any modification and at each balance sheet date thereafter. Changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the consolidated statements of operations within other income (expenses), net.

Our convertible promissory notes are valued using a discounted cash flow (“DCF”) model or a binomial lattice model (“BLM”), both of which are Level 3 fair value measurements. Significant assumptions used in the DCF include the remaining term and discount rate. Significant assumptions used in the BLM include volatility, remaining term, risk-free rate, and credit spread.

Contracts in Own Equity – Fair Value of Liability-Classified Warrants

We classify share-settled contracts, including warrants to purchase shares of the Company’s common stock, that do not meet the indexation guidance as liabilities. At the end of each reporting period, these liability-classified instruments are remeasured using an option-pricing model or the BLM. Significant assumptions are used in determining the fair value of our warrants and include volatility and the risk-free rate.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included herein for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting and Emerging Growth Company Elections

We are an “emerging growth company (“EGC”),” as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of the public companies’ effective dates.

Our EGC status commenced upon the completion of the initial public offering of Concord III in November 2021 and is expected to continue for up to five years from this date through November 2026, unless certain disqualifying events occur earlier, such as achieving large accelerated filer status.

Smaller Reporting Company Status

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of GCT Semiconductor Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GCT Semiconductor Holding, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the periods ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 25, 2026

GCT SEMICONDUCTOR HOLDING, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$590	$1,435
Accounts receivable, net	2,597	5,740
Inventory	947	2,977
Contract assets	5,432	5,107
Prepaid expenses and other current assets	2,318	2,332
Total current assets	11,884	17,591
Property and equipment, net	2,671	869
Operating lease right-of-use assets	708	849
Intangibles, net	—	65
Other assets	381	523
Total assets	$15,644	$19,897
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$628	$1,031
Contract liabilities	—	48
Accrued and other current liabilities	21,680	21,205
Common stock forward liability	3	315
Borrowings	56,589	37,626
Operating lease liabilities, current	686	697
Total current liabilities	79,586	60,922
Convertible promissory notes, net of current	6,046	4,947
Net defined benefit liabilities	7,598	7,055
Long-term operating lease liabilities	41	177
Other taxes payable	2,265	2,076
Warrant liabilities	2,870	3,750
Other liabilities	531	285
Total liabilities	98,937	79,212
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of December 31, 2025 and 2024; 58,137 and 47,987 shares issued and outstanding as of December 31, 2025 and 2024, respectively	6	5
Additional paid-in capital	520,925	501,195
Accumulated other comprehensive income	1,181	1,518
Accumulated deficit	(605,405)	(562,033)
Total stockholders’ deficit	(83,293)	(59,315)
Total liabilities and stockholders’ deficit	$15,644	$19,897

The accompanying notes are an integral part of these consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Net revenues:
Product	$1,131	$4,771
Service	1,735	4,357
Total net revenues	2,866	9,128
Cost of net revenues:
Product	4,026	2,523
Service	657	1,529
Total cost of net revenues	4,683	4,052
Gross profit (loss)	(1,817)	5,076
Operating expenses:
Research and development	14,005	17,329
Sales and marketing	4,243	3,920
General and administrative	16,475	10,798
Gain on extinguishment of liability	—	(14,636)
Loss on impairment of long-lived assets	—	787
Total operating expenses	34,723	18,198
Loss from operations	(36,540)	(13,122)
Interest expense	(6,026)	(3,867)
Gain (loss) on foreign currency transactions, net	(784)	4,690
Change in fair value of common stock warrant liabilities	880	2,208
Change in fair value of convertible promissory notes	(336)	(1,470)
Change in fair value of common stock forward liability	312	(586)
Other income, net	24	213
Loss before provision for income taxes	(42,470)	(11,934)
Provision for income taxes	902	445
Net loss	$(43,372)	$(12,379)
Net loss per common share:
Basic and diluted	$(0.82)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	52,872	40,630

The accompanying notes are an integral part of these consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Comprehensive loss, net of taxes:
Net loss	$(43,372)	$(12,379)
Foreign currency translation adjustment	(337)	3,056
Comprehensive loss	$(43,709)	$(9,323)

The accompanying notes are an integral part of these consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Consolidated Statements of Stockholders’ Deficit

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2023	24,166	$3	$435,752	$(1,538)	$(549,654)	$(115,437)
Reverse recapitalization transaction, net of transaction costs and acquired liabilities	21,667	2	50,031	—	—	50,033
Issuance of common stock under common stock purchase agreement	2,364	—	9,790	—	—	9,790
Issuance of commitment shares in connection with common stock purchase agreement	57	—	—	—	—	—
Issuance of common stock to underwriter	110	—	667	—	—	667
Issuance of common stock and common stock warrants in a private placement	742	—	2,240	—	—	2,240
Issuance of common stock upon exercise of stock options	133	—	15	—	—	15
Release of vested restricted stock units	98	—	—	—	—	—
Forfeiture of unvested sponsor earnout shares	(1,350)	—	—	—	—	—
Stock-based compensation	—	—	2,700	—	—	2,700
Foreign currency translation adjustment	—	—	—	3,056	—	3,056
Net loss	—	—	—	—	(12,379)	(12,379)
Balance as of December 31, 2024	47,987	5	501,195	1,518	(562,033)	(59,315)
Issuance of common stock under common stock purchase agreement	75	—	190	—	—	190
Issuance of common stock under at-market agreement	1,405	—	2,210	—	—	2,210
Issuance of common stock and common stock warrants in a registered direct offering	7,006	1	9,893	—	—	9,894
Issuance of common stock upon exercise of stock options	189	—	21	—	—	21
Release of vested restricted stock units	577	—	—	—	—	—
Issuance of common stock upon conversion of convertible promissory notes	904	—	1,097	—	—	1,097
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	6,330	—	—	6,330
Foreign currency translation adjustment	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(43,372)	(43,372)
Balance as of December 31, 2025	58,137	$6	$520,925	$1,181	$(605,405)	$(83,293)

The accompanying notes are an integral part of these consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(43,372)	$(12,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744	691
Loss on impairment of long-lived assets	—	787
Amortization of right-of-use assets	707	634
Stock-based compensation	6,330	2,700
Issuance of common stock to underwriter	—	667
Change in provision for credit losses	2,813	(431)
Change in fair value of warrant liabilities	(880)	(2,208)
Change in fair value of convertible promissory notes	336	1,470
Change in fair value of common stock forward liability	(312)	586
Gain on extinguishment of liability	—	(14,636)
Changes in operating assets and liabilities:
Accounts receivable	330	(339)
Inventory	2,030	(1,491)
Contract assets	(325)	(1,668)
Prepaid expenses and other current assets	187	1,064
Other assets	142	(327)
Accounts payable	(402)	(2,563)
Contract liabilities	(48)	—
Accrued and other current liabilities	1,205	(3,232)
Net defined benefit liabilities	536	480
Other taxes payable	(23)	91
Lease liabilities	(917)	(620)
Other liabilities	244	(233)
Net cash used in operating activities	(30,675)	(30,957)
Investing activities:
Purchases of property and equipment	(2,411)	(542)
Net cash used in investing activities	(2,411)	(542)
Financing activities:
Proceeds from reverse recapitalization and PIPE Financing, net of transaction costs	—	17,238
Proceeds from issuance of convertible promissory notes	1,860	16,290
Proceeds from borrowings	21,763	11,860
Proceeds from issuance of common stock under common stock purchase agreement	190	8,532
Proceeds from issuance of common stock under at-market agreement	2,285	—
Proceeds from issuance of common stock and common stock warrants in a private placement	—	2,240
Proceeds from issuance of common stock and common stock warrants in a registered direct offering	11,000	—
Proceeds from exercise of stock options	21	15
Payment of common stock issuance costs	(1,181)	—
Tax withholding on restricted stock units	(11)	—
Repayments of borrowings	(3,681)	(14,065)
Repayments of convertible promissory notes	—	(5,637)
Net cash provided by financing activities	32,246	36,473
Effect of exchange rate changes on cash and cash equivalents	(5)	(3,797)
Net increase (decrease) in cash and cash equivalents	(845)	1,177
Cash and cash equivalents at beginning of period	1,435	258
Cash and cash equivalents at end of period	$590	$1,435
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,944	$5,151
Cash paid for income taxes	$324	$269
Cash paid for operating leases	$728	$744
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$1,097	$41,209
Settlement of common stock forward liability in equity	$—	$271
Proceeds from issuance of common stock withheld for outstanding payables	$—	$975
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$549	$54
Purchase of property and equipment in accrued expenses and other current liabilities	$58	$—

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets, liabilities, and commitments in the normal course of business. Through December 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $605.4 million as of December 31, 2025. The Company’s existing sources of liquidity as of December 31, 2025 include cash and cash equivalents of $0.6 million. The Company has historically funded operations primarily with issuances of capital stock and the incurrence of debt. The Company is dependent on additional fundraising in order to sustain its ongoing operations.

In March 2024, the Company received $17.2 million in cash proceeds from the reverse recapitalization and PIPE Financing (as defined in Note 3), net of transaction costs. In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell, from time to time, B. Riley up to $50.0 million worth of shares of the Company’s common stock at its request, at any time prior to June 2026, subject to compliance with the required conditions and limitations. Through December 31, 2025, the Company utilized $9.9 million of the contractual commitment amount under the Purchase Agreement.

In April 2025, the Company executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). During the year ended December 31, 2025, the Company received net proceeds of approximately $2.2 million in cash related to the ATM Offering, respectively (see Note 9).

In May 2025, the Company entered into securities purchase agreements (“RDO Purchase Agreements”) with certain institutional investors (“Purchasers”) pursuant to which the Company sold shares of common stock and warrants to purchase common stock to the Purchasers and received net proceeds of $9.9 million. This registered direct offering (“RDO”) closed on May 16, 2025 (see Note 9).

In December 2025, the Company entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes”). The Company received net proceeds of $1.9 million from the issuance of two Indigo Notes with a principal amount $1.0 million each (see Note 7).

To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations, and raise additional capital through debt or equity financing. Management’s plans include seeking additional financing, such as issuances of equity, issuances of debt and convertible debt instruments. Sales of additional equity securities, convertible debt, or warrants by the Company could result in the dilution of the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity or debt alternatives. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond twelve months after the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for financial information.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Specifically, the public warrants have been transferred from Level 3 to Level 1 within the fair value hierarchy due to the increased availability of quoted prices in an active market for identical instruments. The public warrants were previously classified as Level 3 for the year ended December 31, 2024, as reported in the Annual Report on Form 10-K filed with the SEC on March 25, 2025.

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

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures, and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new 5G and other new products, new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in the consolidated operating results due to the these factors.

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company had a provision for credit losses of approximately $4.0 million and $1.2 million as of December 31, 2025 and 2024, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined by actual cost on a first-in, first-out basis. The Company’s inventory is concentrated in high technology parts and components that may be specialized in nature or subject to rapid technological obsolescence. The Company considers the following characteristics, in addition to the specialized nature and potential technological obsolescence of the Company’s inventory, including age of inventory on hand and that the inventory may be returned from distributors, historical sales levels, estimated future demand within the next six months, inventory commitments or potential product revisions, in evaluating net realizable value. During the years ended December 31, 2025 and 2024, the Company recognized a reduction related to the carrying value of the inventory of $1.1 million and $0.4 million, respectively, included in cost of net revenues. Once inventory has been written down below cost, it is not subsequently written up.

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

Right-of-use assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Operating lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. The Company recognizes variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2024, the Company recognized an impairment charge of $0.8 million related to certain balances classified as other assets. This charge has been presented as a separate line item within the consolidated statement of operations. No impairment charges were recorded for the year ended December 31, 2025.

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

Contract Assets and Liabilities

Contract assets primarily represent revenue earnings over time for which the Company does not have an unconditional right to payment based on the terms of the contracts, which generally are not yet billable. The Company does not have impairment losses associated with customer contract asset balances during the years ended December 31, 2025 and 2024.

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

Product Warranty

The Company provides customers with warranty claims for certain products, generally lasting 12 months from the time of sale, and warranty-related services are not considered a separate performance obligation. The Company makes estimates of product warranty expense using historical experience rates and any specifically identified failures and accrues estimated warranty expense at the time

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

revenue is recognized as a cost of net revenues. The Company estimates the costs of warranty obligations based on historical experience of known product failure rates and anticipated rates of warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting the product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. During the years ended December 31, 2025 and 2024, the product warranty activity and related reserve balances were not material.

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

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	December 31, 2025	December 31, 2024
Customer B	18%	13%
Customer F	23%	22%
Customer H	14%	13%
Customer K	28%	27%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Year Ended December 31,
Customer	2025	2024
Customer A	20%	*%
Customer B	14%	—%
Customer F	—%	16%
Customer O	17%	*%
Customer K	—%	22%
Customer L	*%	10%
Customer M	23%	25%

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

associated stock-based compensation expense is generally recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the options, which generally equals the vesting period.

Compensation costs related to the restricted stock units (“RSUs”) grants are based on the common stock price on the date of grant, net of estimated forfeitures. The RSUs that are based on the fixed monetary amount are initially classified as a liability and reclassified to equity when the number of shares to be issued becomes determinable, and other equity classification criteria are met. The RSUs that are based on the fixed number of shares generally meet equity classification criteria on their grant dates. The associated stock-based compensation expense is recognized on a straight-line basis over the vesting period, which is generally between one and four years.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average shares outstanding. In computing diluted net loss per common share, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net loss per common share is computed by dividing net loss by diluted weighted average shares outstanding, including potentially dilutive securities, unless anti-dilutive. Due to the net loss for the years ended December 31, 2025 and 2024, all potentially dilutive securities are anti-dilutive. Therefore, basic and diluted net loss per common share are equal for each period.

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

Other Taxes Payable

Other taxes payable primarily include excise tax assumed by the Company from Concord Acquisition Corp. III (“Concord III”), its predecessor entity, related to the historical common stock redemptions. The Company does not anticipate settling this liability in cash within twelve months from the reporting date, and it is presented as noncurrent in the consolidated balance sheets.

Foreign Currency

Financial statements of foreign subsidiaries that use the local currency as their functional currency are translated into U.S. dollars at the end-of-period exchange rates or at historical exchange rates for purposes of consolidation. Revenues and expenses are translated using average exchange rates during the reporting period. Translation adjustments are included in accumulated other comprehensive income or loss within stockholders’ deficit. Gains and losses resulting from transactions denominated in a currency other than the functional currency are presented separately in the consolidated statements of operations.

For the year ended December 31, 2025, the Company recognized realized foreign currency exchange losses of $0.4 million and unrealized foreign currency exchange losses of $0.4 million. For the year ended December 31, 2024, the Company recognized realized foreign currency exchange gains of $1.3 million and unrealized foreign currency exchange gains of $3.4 million.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the consolidated statements of operations. The Company has made this election as the fair value option better reflects the underlying economics within convertible promissory notes. Through December 31, 2025, there were no changes in the instrument-specific credit risk that are required to be presented as a component of accumulated other comprehensive income.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes within equity that are not the result of transactions with stockholders. Accumulated other comprehensive income (loss) includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries.

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

Certain Equity Contracts

The Company’s outstanding promises to potentially issue additional shares in the future based on certain market conditions, including the Legacy GCT Earnout Shares and the Sponsor Earnout Shares, are discussed in Note 3. These financial instruments were determined to be equity classified and credited to the stockholders’ deficit upon consummation of the Business Combination.

Segment Information

The Company operates in one operating and reportable segment, providing fabless semiconductor products to customers. The Company’s chief operating decision-maker is its Chief Executive Officer. Since the Company operates in a single operating and reportable segment represented by the entire entity, significant segment expenses are provided to the chief operating decision-maker using the same basis as presented in the consolidated statements of operations. When evaluating the Company’s financial performance and making strategic decisions on budgeting and resource allocation, the chief operating decision-maker utilizes consolidated revenue, operating expenses, other income and expenses, and net loss. The chief operating decision-maker regularly reviews assets, liabilities, revenue, expenses, and profitability measures at the same level and using the same categories as presented in the Company’s consolidated financial statements.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”). The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on its future interim consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification (“ASC”) and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments to ASC 260, Earnings Per Share, must be applied retrospectively, while all other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-12 on its consolidated financial statements and related disclosures.

3. Reverse Recapitalization

On March 26, 2024 (the “Closing Date” or “Closing”), Concord III, a Delaware corporation, consummated a series of transactions that resulted in the combination of Gibraltar Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Concord III (“Merger Sub”), and GCT Semiconductor, Inc. (“Legacy GCT”), pursuant to a Business Combination Agreement, dated November 2, 2023 (as amended, the “Business Combination Agreement”), by and among Concord III, Merger Sub and Legacy GCT. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into Legacy GCT, with Legacy GCT surviving the merger as a wholly-owned subsidiary of Concord III (the “Business Combination”). On the Closing Date, Concord III changed its name from Concord III to “GCT Semiconductor Holding, Inc.”

The Business Combination was accounted for as a reverse recapitalization with Legacy GCT being the accounting acquirer and Concord III identified as the acquired company for accounting purposes. Subsequent to the Business Combination, the shares and net loss per common share information prior to the Closing have been retroactively restated to reflect the exchange ratio established at the Closing of approximately 0.1868.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

In connection with the Business Combination described above, Concord III completed the acquisition of Legacy GCT and acquired 100% of Legacy GCT’s common stock. Legacy GCT received net proceeds of $17.1 million from the PIPE Financing (as defined below). Concord III incurred total direct transaction costs of $13.1 million, which were expensed by Concord III, and of which $0.9 million related to the PIPE Financing. Legacy GCT incurred transaction costs of $8.9 million, consisting of legal, accounting, and other professional fees, which were recorded as additional paid-in capital. Each share of Legacy GCT capital stock received a deemed value of $10.00 per share after giving effect to the applicable exchange ratio of 0.1868. Upon Closing of the Business Combination, the following occurred:

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

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

Subsequent to the Closing, the outstanding Private Placement Warrants and Public Warrants remained liability-classified as the applicable provisions precluding classification in equity did not change as a result of the Business Combination. Refer to Note 10 for information about the warrants outstanding as of December 31, 2025.

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

The Sponsor Earnout Shares were recognized at a fair value of approximately $10.4 million upon the Closing and classified within stockholders’ deficit as they are indexed solely to the Company’s common stock and are otherwise not precluded from equity classification based on their settlement provisions. Under the reverse recapitalization method of accounting, the fair value of the Sponsor Earnout Shares was treated as a deemed dividend and, in the absence of retained earnings, credited to additional paid-in capital without any impact on the stockholders’ deficit balances.

In July 2024, the number of Sponsor Earnout Shares subject to the market-based vesting condition was reduced to 570,796 shares of the Company’s common stock, as the sponsor parties did not meet the required performance condition for the entire grant. The remaining 1,349,579 shares previously included in the outstanding common stock were forfeited during the year ended December 31, 2024. No adjustments to the stockholders’ deficit were required upon the forfeiture of the share-based awards that contained market conditions.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

4. Disaggregation of Revenue

All product revenue presented in the consolidated statements of operations is recognized at a point in time, and all service revenue is recognized over time. Net revenues are categorized by customer location as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$1,602	$4,167
Taiwan	629	195
China	411	322
Germany	142	944
South Korea	82	3,500
Total	$2,866	$9,128

Contract Assets and Liabilities

Net revenues recognized during the years ended December 31, 2025 and 2024 for the amounts included in the contract liabilities balance at the beginning of the respective annual periods were not material in each period. The balances related to contract fulfillment were immaterial as of December 31, 2025 and 2024.

5. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$6,046	$6,046
Warrant liabilities	1,380	—	1,490	2,870
Common stock forward liability	—	—	3	3

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,947	$4,947
Warrant liabilities	2,330	—	1,420	3,750
Common stock forward liability	—	—	315	315

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	December 31, 2025	December 31, 2024
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$4,939	$4,947
Convertible promissory notes, net of current	Discounted Cash Flow (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	1,107	—
Warrant liabilities associated with Private Warrants	Black Scholes Merton Model (“BSM”)	Exercise price, term to expiration, volatility, risk-free rate	1,490	1,420
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	3	315

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

As of December 31, 2025, the key inputs for the convertible promissory notes using the BLM were as follows: stock price of $1.20, implied volatility of 94.0%, remaining term of 2.2 years, risk-free rate of 3.48%, and credit spread of 5.80%.

As of December 31, 2025, the key inputs for the Indigo convertible promissory note using the DCF model were as follows: a remaining term of 0.04 years, risk-free rate of 3.74%, and credit spread of 5.80%.

The Public Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. As of December 31, 2025, the Public Warrants were reclassified to Level 1 due to the increased availability of quoted prices in an active market for identical instruments.

As of December 31, 2025, the key inputs used to measure the private placement warrants using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 3.2 years, volatility of 94.0%, and a risk-free rate of 3.54%. As of December 31, 2025, the key inputs for the other warrant liabilities using the BSM were as follows: an exercise price of $10.00 per share, or $18.75 per share, term to expiration ranging from 0.2 years to 0.8 years, volatility ranging from 65.0% to 71.4%, and a risk-free rate ranging from 3.49% to 3.68%.

As of December 31, 2025, the key inputs for the common stock forward valuation using the DCF model were as follows: a remaining term of 0.4 years and future risk-free rate estimates ranging from 3.63% to 3.74% for this period.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2024	$4,947
Borrowing	1,860
Conversion	(1,097)
Change in fair value	336
As of December 31, 2025	$6,046

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2024	$3,750
Change in fair value	(880)
As of December 31, 2025	$2,870

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of December 31, 2024	$315
Change in fair value	(312)
As of December 31, 2025	$3

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

6. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$208	$1,005
Work-in-process	196	224
Finished goods	543	1,748
Total inventory	$947	$2,977

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid inventory	$1,099	$209
Prepaid insurance and other expenses	757	1,192
Lease deposit	408	389
Prepaid research and development	—	472
Other receivables and current assets	54	70
Total prepaid expenses and other current assets	$2,318	$2,332

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Production equipment	$16,359	$13,774
IT equipment	1,246	1,249
Furniture and fixtures	729	717
Leasehold improvements	277	272
Other property and equipment	89	8
Total property and equipment	18,700	16,020
Less: accumulated depreciation and amortization	(16,029)	(15,151)
Total property and equipment, net	$2,671	$869

For the years ended December 31, 2025 and 2024, depreciation expense related to the Company’s property and equipment was $0.7 million and $0.5 million, respectively.

Leases

The Company has several noncancellable operating leases, primarily for office equipment and office space that expire over the next two years. The Company’s leases generally do not include termination options for either party or restrictive financial or other covenants.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Operating lease expense was $0.7 million and $0.8 million for each of the years ended December 31, 2025 and 2024, respectively.

Other information related to operating leases was as follows:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term	1.06 years	1.36 years
Weighted average discount rate	4.08%	4.25%

Maturities of operating lease liabilities under noncancellable leases are as follows (in thousands):

Amount
2026	$711
2027	23
2028	10
Total undiscounted lease payments	744
Less: imputed interest	(17)
Total operating lease liabilities	$727

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Payroll and related expenses	$8,168	$8,193
Accrued payables	7,638	7,881
Other taxes payable	4,220	3,533
Interest payable	594	762
Professional fees	937	685
Other	123	151
Total accrued and other current liabilities	$21,680	$21,205

Contract Assets

The following represents the activity related to contract assets (in thousands):

	Year Ended December 31,
	2025	2024
Beginning of period	$5,107	$3,439
Service revenue invoiced	(1,362)	(2,640)
Unbilled service revenue recognized	1,687	4,308
End of period	$5,432	$5,107

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

7. Debt

The Company’s outstanding debt was as follows (in thousands):

	December 31, 2025		December 31, 2024
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$4,939	$5,000	$4,947
Indigo convertible promissory note	1,000	1,107	—	—
Total convertible promissory notes	6,000	6,046	5,000	4,947
Borrowings:
KEB Hana Bank	6,271	6,271	6,122	6,122
IBK Industrial Bank	6,412	6,412	6,259	6,259
Mujin Electronics Co., Ltd.	3,485	3,485	3,401	3,401
Anapass, Inc., related party	29,619	29,619	12,245	12,245
i Best Investment Co., Ltd	2,091	2,091	4,082	4,082
Kyeongho Lee, related party	8,711	8,711	5,517	5,517
Total debt	$62,589	62,635	$42,626	42,573
Less: current portion		(56,589)		(37,626)
Debt, net of current portion		$6,046		$4,947

Expected future minimum principal payments under the Company’s total debt are as follows as of December 31, 2025 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2026	$—	$56,589	$56,589
2027	1,000	—	1,000
2028	5,000	—	5,000
Total debt	$6,000	$56,589	$62,589

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024 and March 2024, the Company issued convertible promissory notes to certain investors (the “CVT Investors”), pursuant to which the CVT Investors agreed to lend to the Company an aggregate principal amount of $13.3 million. These notes had maturity dates ranging from November 2026 to March 2027, bore an annual interest rate of 5.0%, and were automatically convertible upon IPO or SPAC transaction. In March 2024, upon the Closing of the Business Combination, an aggregate principal and interest amount of $13.4 million converted into 2,004,535 shares of common stock at a conversion price of $6.67. As of December 31, 2025, none of the notes issued to CVT Investors remain outstanding.

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million with an original maturity date in February 2026 and bears an annual interest rate of 5.0%. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of the Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. In February 2026, the Company executed an amendment to extend the maturity date from February 2026 to February 2028. As of December 31, 2025, the remaining principal and interest amount of $5.5 million was outstanding.

Indigo Convertible Promissory Notes

In December 2025, the Company issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million based on the discount upon issuance.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Each Indigo Note was issued at a purchase price equal to 93% of its principal amount. Each Indigo Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Indigo. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity.

In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock, and the second Indigo Note with a principal amount of $1.0 million remained outstanding as of December 31, 2025.

The Company has elected the fair value option to account for the Indigo Notes, and these instruments are initially and subsequently measured at fair value under ASC 825, with changes in fair value reported separately in the consolidated statements of operations, except for adjustments attributable to instrument-specific credit risk, which are reported in other comprehensive income on the consolidated statements of comprehensive loss. Transaction costs associated with the issuance of the convertible promissory notes are expensed as incurred.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and annual interest rates ranging between 3.1%-4.0% as of December 31, 2025), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 8). In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, the Company executed an amendment to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.6 million) with an annual interest rate of 4.0%.

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan has a maturity date in November 2025 and bears an annual interest rate of 4.1%. In June 2025, the Company executed an amendment to change the annual interest rate from 4.1% to 4.0%, effective June 12, 2025. In November 2025, the Company executed an amendment to extend the maturity date to November 2026 and change the annual interest rate from 4.0% to 3.6%.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

In April 2022, the Company entered into a term loan and security agreement with M-Venture Investment, Inc., pursuant to which the Company borrowed amounts in two draws of KRW 1.0 billion ($0.7 million) and KRW 5.0 billion ($3.7 million), respectively. The term loan had a maturity date in April 2024, and each respective draw bears an annual interest rate of 6.5% and 8.7%. In April 2024, the Company executed an amendment with M-Venture Investment, Inc., pursuant to which the maturity date for both draws were amended. The maturity date for the principal amount of KRW 1.0 billion ($0.7 million) was extended from April 2024 to June 2024. The maturity date for the principal amount of KRW 5.0 billion ($3.7 million) was extended from April 2024 to July 2024. In July 2024, the Company repaid the loan of KRW 1.0 billion ($0.7 million) and assigned the remaining balance of KRW 5.0 billion ($3.7 million) (“M-Venture Loan”) to Mujin Electronics Co., Ltd. as further discussed below.

Mujin Electronics Co., Ltd.

In July 2024, the Company executed agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining M-Venture Loan with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. In October 2024, the Company executed an amendment to extend the maturity date to June 2025. In June 2025, the Company executed an amendment to further extend the maturity date to October 2025. In October 2025, the Company executed an amendment to further extend the maturity date to December 2025. In December 2025, the Company executed an amendment to further extend the maturity date to April 2026.

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

In May 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million). The term loan had maturity date in May 2024 and bears an annual interest rate of 5.5%. In May 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2024 to May 2025. In May 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date from May 2025 to November 2025. In November 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date from November 2025 to November 2026 and change the annual interest rate from 5.5% to 7.0%.

In September 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.0 billion ($3.0 million). The term loan had maturity date in September 2024 and bears an annual interest rate of 5.5%. In September 2024, the Company executed an amendment with Anapass, Inc., to extend the maturity date from September 2024 to September 2025. In September 2025, the Company executed an amendment with Anapass, Inc., to extend the maturity date from September 2025 to September 2026 and change the annual interest rate from 5.5% to 7.0%.

In December 2024, the Company entered into a new term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.4 million). The term loan has a maturity date in December 2025 and bears an annual interest rate of 6.5%. In December 2025, the Company executed an amendment to extend the maturity date from December 2025 to December 2026 and change the annual interest rate from 6.5% to 7.0%.

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

In September 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 15.0 billion ($10.7 million). The term loan has a maturity date in September 2026 and bears an annual interest rate of 7.0%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

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

In February 2025, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its first draw and fifth draw. In May 2025, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from May 2025 to June 2025 for its first and fifth draw. In May 2025, the Company paid in full the term loans with a principal amount of $1.5 million outstanding on its fifth and sixth draw. In June 2025, the Company made a $0.7 million repayment of the principal amount of its first draw and extended the maturity date from June 2025 to December 2025 for the remaining principal amount of $2.2 million for its first draw. In December 2025, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from December 2025 to June 2026.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million) and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In May 2024, the Company executed an amendment with Kyeongho Lee to extend the maturity date from May 2024 to November 2024 for its term loan. In November 2024, the Company executed two amendments with Kyeongho Lee to extend the maturity dates of two promissory notes from November 2024 to November 2025, and the maturity date of the term loan from November 2024 to May 2025. In May 2025, the Company executed an amendment with Kyeongho Lee to extend the maturity date of the term loan from May 2025 to August 2025. In August 2025, the Company executed an amendment with Kyeongho Lee to extend the maturity date of the term loan from August 2025 to December 2025. In October 2025, the Company repaid to Kyeongho Lee the term loan of KRW 110.0 million ($0.1 million) initially executed in May 2020. In November 2025, the Company executed an amendment to extend the maturity dates of the two promissory notes from November 2025 to November 2026.

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan had a maturity date in December 2024. In January 2026, the Company partially repaid KRW 1.4 billion ($1.0 million) of the principal amount of the term loan initially executed in November 2024, resulting in KRW 2.6 billion ($1.8 million) remaining outstanding as of the issuance date of these consolidated financial statements. In December 2024, the Company entered into two term loan agreements with Kyeongho Lee pursuant to which the Company borrowed KRW 1.0 billion ($0.7 million) and KRW 2.0 billion ($1.4 million). The term loans have maturity dates in January 2025 and bear an annual interest rate of 12%. In October 2025, the Company repaid to Kyeongho Lee the term loan of KRW 2.0 billion ($1.4 million) initially executed in December 2024. The term loan for KRW 1.0 billion ($0.7 million) remains outstanding as of the issuance date of these consolidated financial statements. In January 2025, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 6.5 billion ($4.4 million) with a maturity date in February 2025 and an annual interest rate of 12%, which remains outstanding as of the issuance date of these consolidated financial statements. For the year ended December 31, 2025, the Company incurred penalties of 3% of principal per month on loans in the amount of $2.9 million that are past their maturity dates, calculated daily until the principal and accrued interest are paid, and are presented within interest expense in the consolidated statement of operations. No penalties were incurred for the year ended December 31, 2024. Outstanding penalties payable to Kyeongho Lee as of December 31, 2025 are $2.5 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

8. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of December 31, 2025.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of December 31, 2025, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.1 million.

Samsung Agreement Liability Release

In July 2020, the Company entered into a research and development agreement with Samsung Electronics Co., Ltd (“Samsung”). According to the agreement, the Company would design 5G chip products and Samsung would provide development and intellectual property support, mass production set up support including mask sets for manufacturing and engineering sample chip supply to the Company for a specific product. The total fee amount for the research and development (“R&D”) services pursuant to the agreement was $21.1 million. The Company bore the risk of R&D failure and was obligated to pay the $21.1 million total fee based on milestones defined in the agreement, of which $11.7 million was due based on development milestones and $9.4 million of additional NRE (“non-recurring engineering”) was to be paid within a maximum of 4 years after the planned product first shipment date. The Company recognized R&D expenses based on an estimate of the percentage completion of services provided by Samsung during the respective financial reporting period. In the first quarter of 2024, Samsung agreed to unconditionally release the Company from payment for work Samsung had completed to date because it had not met certain of the development milestones and due to a change in Samsung’s business strategy. As a result, the Company recognized a gain of $14.6 million upon such unconditional release of its liability to Samsung, which is presented separately in the Company's consolidated statements of operations. During the first quarter of 2024, the parties mutually agreed that the agreement had expired and there were no remaining obligations of either party under the agreement.

Alpha Foundry Product Development Agreement

In February 2024, the Company and Alpha Holdings Co., Ltd. (“Alpha”) entered into a foundry product development agreement (“Alpha Agreement”) related to 5G chip development for a total fee of $7.6 million. In the first fiscal quarter of 2025, the Company executed an amendment to the Alpha Agreement, pursuant to which the total development costs that the Company will pay to Alpha increased by $0.1 million and resulted in approximately $7.7 million of total development costs. The Company bears the risk of research and development (“R&D”) failure and is obligated to pay the fee based on milestones defined in the agreement. The Company recognizes R&D expenses based on an estimate of the percentage completion of services provided by Alpha during the respective financial reporting period. For the year ended December 31, 2025, the Company recorded $1.1 million in R&D expenses related to services provided by Alpha. There was no outstanding liability related to this agreement as of December 31, 2025. The Alpha project was completed in the second quarter of 2025, and no additional R&D expenses related to the project have been incurred or are expected to be incurred thereafter.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 14), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the principal amount of $6.3 million, $6.4 million and $29.6 million, respectively, as of December 31, 2025, and $6.1 million, $6.3 million and $12.2 million, respectively, as of December 31, 2024 (see Note 7).

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$577	$654
Accounts receivable	2,597	5,927
Inventory	947	2,977
Property and equipment	2,411	446
Intangible and other assets	337	165

9. Common Stock

B. Riley Purchase Agreement

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock (“Commitment Amount”), subject to certain limitations and conditions at the Company’s sole discretion. The price per share payable by B. Riley on each trading day represents an amount equal to 98% of the volume-weighted average price (“VWAP”) of the Company’s common stock for the applicable pricing period. The Purchase Agreement requires settlement in registered shares. In May 2024, the Company filed a registration statement on Form S-1 with the SEC to register the resale of shares issued to B. Riley, which became effective on June 6, 2024 (“Registration Statement”). The Company may sell shares of its common stock to B. Riley through June 2026, up to the Commitment Amount, provided it remains in compliance with the terms of the Purchase Agreement.

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

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized this amount as a liability, which remained outstanding as of December 31, 2025 since the Commitment Shares remained unsold by B. Riley. During the year ended December 31, 2025, the Company sold an aggregate of 74,684 shares of common stock for $0.2 million under the Purchase Agreement.

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

Private Placement with Related Party

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

At-Market Offering

In April 2025, the Company executed an ATM Agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock, from time to time, for gross proceeds of up to $75.0 million. The offering under the ATM Agreement is made pursuant to Rule 415 and a universal shelf registration statement on Form S-3, which became effective on April 9, 2025, for an aggregate amount of $200.0 million, including $75.0 million allocated to the ATM Agreement. There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the year ended December 31, 2025, the Company sold approximately 1.4 million shares of its common stock under the ATM Agreement for gross proceeds of approximately $2.3 million in cash, with $0.1 million of issuance costs related to the ATM Offering. As of December 31, 2025, approximately 48.6 million shares of common stock remain available for future issuance under the ATM Agreement.

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

Common Stock Reserved for Issuance

Upon the Closing of the Business Combination in March 2024, the Company increased its total number of authorized shares to 440,000,000 shares, consisting of 400,000,000 shares of common stock and 40,000,000 shares of preferred stock. The Company has reserved shares of common stock for issuance as follows (in thousands):

	December 31,	December 31,
	2025	2024
Common stock warrants	43,533	26,273
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 Plan	2,254	3,062
Unvested RSUs	1,336	1,214
Convertible promissory notes	1,450	500
Options issued and outstanding	346	535
Shares available for future grant from 2024 ESPP	600	600
Vested and unreleased RSUs	110	—
Total	69,629	52,184

10. Common Stock Warrants

Investor Warrants

During the year ended December 31, 2025, the Company issued 6,750,000 common stock warrants to certain key investors of the Company (“Investor Warrants”). The Investor Warrants are immediately exercisable at $2.00 per share and will expire five years following the issuance date. The issuance of these instruments was treated as a non-pro-rata dividend, with the fair value of the Investor Warrants of $4.0 million recognized upon their issuance to general and administrative expenses in the Company’s consolidated statements of operations and presented as stock-based compensation during the year ended December 31, 2025 (Note 11). Since the Investor Warrants were concluded to be equity classified, the Company recorded a corresponding credit to additional paid-in capital on their issuance date.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	December 31, 2025	Exercise Price	Expiration
February 2023 - June 2023	2,115	$10.00 - $18.75	February 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
August 2025	1,400	$2.00	August 2030
September 2025	600	$2.00	September 2030
November 2025	4,750	$2.00	November 2030
Total	43,533

11. Stock-Based Compensation

Amended and Restated 2011 Incentive Compensation Plan

The Amended and Restated 2011 Incentive Compensation Plan of Legacy GCT (the “2011 Plan”) permitted the grant of options, stock awards, and RSUs. In connection with the Closing of the Business Combination, the 2011 Plan was terminated, and the remaining unallocated shares reserved under the 2011 Plan were cancelled. In March 2024, each award of Legacy GCT stock options and RSUs were converted into equivalent Company stock options and RSUs with the same terms and conditions under the plan described below.

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of December 31, 2025, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Omnibus Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, RSUs, dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of December 31, 2025, the Company had 2,254,218 shares available for issuance under the 2024 Plan.

Common Stock Options

Common stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	535	$0.11	4.4	$1,189
Exercised	(189)	0.11
Balance as of December 31, 2025	346	$0.11	4.1	$379
Vested and expected to vest as of December 31, 2025	346	$0.11	4.1	$379
Exercisable as of December 31, 2025	346	$0.11	4.1	$378

No options were granted or cancelled during each of the years ended December 31, 2025 or 2024. As of December 31, 2025 and 2024, unrecognized compensation cost related to stock options was nominal. The aggregate intrinsic value of options exercised was $0.4 million during each of the years ended December 31, 2025 and 2024.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Restricted Stock Units

2024 Grants

In June 2024, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among six grantees (“2024 RSUs”). Based on the closing price of the Company’s common stock as of June 28, 2024, 31,668 shares were issued. During the year ended December 31, 2025, the Company determined that an additional 100,608 shares became required to be issued to settle the remaining liability related to the 2024 RSUs. Upon completion of the required service period, 252,336 RSUs vested on March 31, 2025, of which 142,002 RSUs were settled in common stock in April 2025, and the remaining 110,334 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In August 2024, the Company granted various employees 140,000 RSUs that vest in four equal annual installments subject to continuous service. In December 2024, the Company granted various employees 629,500 RSUs, of which 329,500 RSUs vest in four equal installments subject to continuous service, and 300,000 RSUs vest quarterly between April 2025 and February 2026.

2025 Grants

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”), with terms and conditions substantially similar to those of the 2024 RSUs. The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The 2025 RSUs will vest on March 31, 2026, subject to the grantees’ continuous service to the Company through this date, and will be released in future periods. The 2025 RSUs are initially classified as a liability and will be reclassified to equity up to the monetary amount for which the number of shares to be issued becomes determinable. During the year ended December 31, 2025, the Company determined that 356,784 shares became required to be issued to settle the remaining liability related to the 2025 RSUs.

In September 2025, the Company also granted to its officers 300,000 RSUs that vest annually, in four equal installments, commencing from September 2026 and subject to continuous service.

Activity for Restricted Stock Units

The RSU activity under the 2024 Plan was as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	1,214	$3.59
Granted	822	$1.51
Vested and released	(577)	$3.27
Cancelled	(13)	$3.71
Balance as of December 31, 2025	1,446	$2.53
Vested and unreleased as of December 31, 2025	110	$2.24

As of December 31, 2025, there was $2.2 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Founder Shares

In March 2024, the Company recognized $0.9 million related to the 90,000 shares previously issued by Concord III sponsor party that became vested in connection with the Business Combination discussed in Note 3.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Components of Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenues	70	44
Research and development	858	543
Sales and marketing	197	147
General and administrative	5,205	1,966
Total	$6,330	$2,700

Stock-based compensation included the following components (in thousands):

	Year Ended December 31,
	2025	2024
Investor warrants	3,995	—
Restricted stock units	2,335	1,785
Founder shares	—	913
Stock options	—	2
Total	$6,330	$2,700

12. Income Taxes

Determining the provision for income taxes, other taxes payable, and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures and making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, and this may have a significant impact on financial position, operating results and cash flows in future periods.

The domestic and foreign components of loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(56,058)	$(15,452)
Foreign	13,588	3,518
Loss before provision for income taxes	$(42,470)	$(11,934)

The provision for income taxes consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$301	$151
State	5	3
Foreign	596	291
Total provision for income taxes	$902	$445

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024, the Company's provision for income taxes did not include any amounts related to deferred income tax. The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Expected benefit at statutory federal rate	$(12,712)	$(2,662)
State tax, net of federal benefit	717	321
Research and development credits	(80)	(345)
Global Intangible Low Tax Income (“GILTI”) inclusion	(250)	(235)
Unrecognized tax benefits	153	25
Stock-based compensation	299	(604)
Interest expense	601	239
Exchange rate difference	(184)	1,192
Change in tax rate	(2,303)	(1,565)
True-up deferred taxes	42	2,369
Change in valuation allowance	14,711	1,587
Other	(92)	123
Total provision for income taxes	$902	$445

For the years ended December 31, 2025 and 2024, the Company’s provision for income taxes differed from the federal statutory tax rate due primarily to the full valuation allowance for federal and state purposes, true-up deferred taxes, research and development credits, exchange rate differences and change in tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$83,926	$76,556
Capitalized costs	9,443	8,826
Accruals and reserves	4,798	4,235
Inventory reserves	687	391
Stock compensation	115	109
Loss on unrealized currency translation	191	182
Research and development credits	2,856	2,793
Financial guarantee liabilities	10,906	6,031
Lease liability	164	94
Provision for credit losses	1,038	297
Gross deferred tax assets	114,124	99,514
Valuation allowance	(113,911)	(99,200)
Net deferred tax assets	213	314
Deferred tax liabilities
Revaluation of convertible promissory notes	(53)	(133)
Contract assets	—	(1)
Right-of-use assets	(160)	(180)
Gross deferred tax liabilities	(213)	(314)
Net deferred income tax	$—	$—

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025 and 2024, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The valuation allowance increased by $14.7 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

The Company had net operating loss carryforwards (“NOL”) for federal, state and foreign income tax purposes of approximately $357.3 million, $74.6 million and $16.7 million, respectively, as of December 31, 2025. State NOL will begin to expire in 2029, $197.5 million of the Company’s federal NOL will begin to expire in 2026, and $159.8 million of the Company’s federal NOL will last indefinitely (limited to 80% of taxable income in a given year).

As of December 31, 2025, the Company had federal and state research credit carryforwards of approximately $2.8 million and $2.6 million, respectively. The federal research credit carryforwards will begin to expire in 2027 while the California research credits carryforward have an indefinite life.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Section 382 and similar state provisions. The Company may, in the future, experience one or more additional ownership changes as defined by Section 382. If so, the Company may not be able to utilize some of its carryforwards or other tax attributes, even if the Company achieves profitability in the jurisdiction of the carryforwards or other tax attributes. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until the Company completes its study and any limitation is known, no amounts are presented as uncertain tax positions.

A reconciliation of the unrecognized tax benefits as of December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning gross unrecognized tax benefits	$3,363	$3,083
Additions for tax provision taken in the current year	236	775
Adjustments for tax positions for changes in currency translation	141	52
Adjustments for tax positions taken in the prior year	1,802	1,023
Reductions for tax positions taken in the prior year due to statues lapsing	(1,995)	(1,570)
Ending gross unrecognized tax benefits	3,547	3,363
Unrecognized tax benefits offset by deferred tax assets and/or valuation allowance	(1,694)	(1,641)
Net unrecognized tax benefits	$1,853	$1,722

As of December 31, 2025 the Company had unrecognized tax benefits of $3.5 million, which does not include any reserved interest or penalties. Of this amount $1.9 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company estimates that there will be no material changes in its uncertain tax positions existing as of December 31, 2025 in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and in many foreign jurisdictions. The Company’s tax years for 2022 and forward are subject to examination by the U.S. tax authorities. The Company’s tax years for 2021 and forward are subject to examination by various state tax authorities. However, due to the fact that the Company had loss and credits carried forward in some jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. The Company files U.S. and foreign income tax returns with

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

varying statutes of limitations. Due to the Company’s net carryover of unused operating losses, all years remain subject to future examination by tax authorities

As of December 31, 2025, the Company asserts that it will indefinitely reinvest undistributed earnings to ensure sufficient working capital and further expand existing operations outside the U.S. As of December 31, 2025 and 2024, the Company’s foreign subsidiaries operated at a cumulative deficit for U.S. earnings and profit purposes. In the event the Company is required to repatriate funds from outside of the U.S., such repatriation would be subject to local laws, customs, and tax consequences. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may affect the Company. The OBBBA did not have material impact on the provision for income taxes reported for the year ended December 31, 2025. The Company is currently evaluating the potential impact of the new legislation, including implications for deferred taxes, for future reporting periods.

13. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. Contributions made by the Company are determined annually by the board of directors. Employer contributions under this plan were not material for the years ended December 31, 2025 and 2024.

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

	December 31, 2025	December 31, 2024
Liability for severance payments, gross	$7,859	$7,304
Plan assets	(261)	(249)
Liability for severance payments, net	$7,598	$7,055

14. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company was as follows (in thousands):

	December 31, 2025		December 31, 2024
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$29,619	$8,711	$12,245	$5,517
Other current liabilities	38	2,611	14	86

For the years ended December 31, 2025 and 2024, the Company recorded $1.2 million and $0.5 million of interest expense with Anapass, Inc, respectively, in the consolidated statements of operations. Interest expense related to the Company’s arrangements with Kyeongho Lee was $3.0 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. Interest expense for the year ended December 31, 2025 includes $2.9 million of penalties incurred at 3% of principal per month on loans from Kyeongho Lee that are past their maturity dates, calculated daily until the principal and accrued interest are paid. No penalties were incurred for the year ended December 31, 2024. Outstanding penalties payable to Kyeongho Lee as of December 31, 2025 are $2.5 million.

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

	December 31, 2025	December 31, 2024
South Korea	$736	$877
United States	2,643	841
Total	$3,379	$1,718

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Consolidated Financial Statements

16. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	December 31,
	2025	2024
Common stock warrants	43,533	26,273
Legacy GCT Earnout Shares	20,000	20,000
Sponsor Earnout Shares	571	571
Convertible promissory notes	1,450	500
Options issued and outstanding	346	535
Unvested RSUs	1,336	1,214
Total	67,236	49,093

Vested and unreleased RSUs are included in the calculation of basic and diluted net loss per share, even though they are not physically settled in shares of the Company's common stock.

17. Subsequent Events

Repayment of Borrowings

In January 2026, the Company partially repaid KRW 1.4 billion ($1.0 million) of the principal amount of the term loan agreement with Kyeongho Lee initially executed in November 2024.

Indigo Convertible Promissory Notes

In January 2026, the Company issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million based on the discount upon issuance. In January 2026, the Indigo Notes with principal amount of $4.0 million, including the Indigo Note outstanding as of December 31, 2025, converted into 4.4 million shares of the Company's common stock.

2024 Convertible Promissory Notes

In February 2026, the Company executed an amendment to extend the maturity date of the 2024 convertible promissory notes issued to a strategic investor with a principal amount of $5.0 million from February 2026 to February 2028. In connection with the execution of this amendment, the Company issued 500,000 warrants to purchase the common stock to a holder of the 2024 Convertible Promissory Notes. These warrants are immediately exercisable at $2.50 per share and will expire three years following the issuance date. As of the date of the issuance of these consolidated financial statements, these warrants remain outstanding.

At-Market Offering

During January and February 2026, the Company sold approximately 9.9 million shares of its common stock under the ATM Agreement for gross proceeds of approximately $12.6 million in cash, with $0.4 million of issuance costs related to these sales under the ATM Agreement. As of February 28, 2026, approximately 38.7 million shares of common stock remain available for future issuance under the ATM Agreement.

Obsidian Convertible Promissory Note Purchase Agreement

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC, which provides a facility for the issuance of convertible promissory notes of up to $20.0 million in aggregate. The agreement allows the Company to draw on the facility at the Company's discretion in periodic increments. Each draw shall not be more than $0.5 million.

Anapass, Inc., Related Party

In March 2026, the Company executed an amendment with Anapass, Inc., to extend the maturity date from March 2026 to March 2027 for the term loan with a principal of KRW 4.5 billion ($3.1 million) initially entered into in March 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management applied its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this assessment, our management has concluded that as of December 31, 2025, our internal control over financial reporting was effective.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a)
On March 25, 2026, GCT Semiconductor Holding, Inc. (the “Company”) entered into a Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) with Obsidian Global GP LLC (the “Purchaser”), pursuant to which the Company may issue and sell, from time to time, to the Purchaser convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of up to $20,000,000.

Under the Purchase Agreement, at its discretion, the Company may request advances (each, an “Advance”) by delivering put requests to the Purchaser from time to time.

Each advance that may be requested by the Company, may not exceed $500,000 subject to the conditions set forth in the Purchase Agreement.

The Convertible Notes, together with the shares of common stock issuable upon conversion thereof, are registered for issuance and resale under the Company’s Registration Statement on Form S-3 (File No. 333-286316).

The Convertible Notes will be issued at a 3.5% original issue discount, will mature 24 months after issuance and will not bear interest. The Convertible Notes are convertible, at the option of the holder, into shares of the Company’s common stock at a price equal to 95% of the average volume weighted average price of the Company’s common stock during the three trading days immediately preceding the date the holder submits a conversion notice, subject to customary beneficial ownership and stock exchange limitations. The Convertible Notes will automatically convert upon certain events, including a change of control or at maturity, unless earlier redeemed. The Company may redeem all or a portion of the Convertible Notes beginning 12 months after issuance, subject to applicable redemption premiums.

Under the Purchase Agreement, the Company has full control over the timing and amount of capital it elects to raise, subject to the terms and conditions therein, and is not obligated to request any advances. This structure provides the Company with flexibility in its financing strategy while allowing it to consider market conditions, including the trading price of its common stock, prior to issuing any Convertible Notes.

The foregoing description of the Purchase Agreement and the Convertible Notes does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement and the form of Convertible Note, which are filed as Exhibits 10.38 and 4.10, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

(b)
No officer, as defined in Rule 16a-1(f), or director adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the fourth fiscal quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth, as of March 25, 2026, our executive officers and directors. Our executive officers and directors are responsible for overseeing the management of our business.

Name	Age	Position
John Schlaefer	62	President, Chief Executive Officer and Class III Director
Edmond Cheng	64	Chief Financial Officer
Dr. Jeongmin Kim	55	Vice President of Engineering and Chief Technology Officer
Alex Sum	78	Sr. Vice President of Sales and Marketing
Dr. Kyeongho Lee	56	Chairman and Class III Director
Robert Barker	80	Class II Director
Dr. Kukjin Chun	71	Class I Director
Hyunsoo Shin	71	Class II Director
Jeff Tuder	52	Class III Director
Nelson C. Chan	64	Class I Director

Executive Officers

John Schlaefer is our Chief Executive Officer and President and a member of our Board and, prior to the Business Combination served as Chief Executive Officer of GCT since December 2012, as Chief Operating Officer from 2006 to 2012 and as a member of the board of directors. Mr. Schlaefer also previously served as a Product Line Director at National Semiconductor Corporation from 2001 to 2006. From 1994 to 2000, Mr. Schlaefer held a variety of marketing and business development positions at National Semiconductor Corporation. Prior to joining National Semiconductor Corporation, Mr. Schlaefer was a Program Manager at Watkins Johnson Company from 1987 to 1993. Mr. Schlaefer holds a B.S. and an M.S. in Electrical Engineering from Stanford University, and an MBA with an Emphasis in Finance and General Management from the University of California at Berkeley. We believe that Mr. Schlaefer is qualified to serve on our Board based on his substantial business, leadership, and management experience in the semiconductor sector.

Edmond Cheng is our Chief Financial Officer. Prior to joining us as our Chief Financial Officer in March 2024, Mr. Cheng was the CFO for Cenntro Inc., a leading commercial EV company that focuses on offering zero-emission electric vehicles. He joined the company in 2021 and was instrumental in leading the company’s IPO process. Before joining Cenntro, he was the CFO at Mithera Capital, a PE/VC firm based in the Pacific Northwest, where he brought extensive financial management experience with expertise in corporate development, cross-border mergers & acquisitions, corporate controllerships, internal controls, treasury and corporate governance. Prior, Mr. Cheng served as CFO of other publicly listed companies including TCL Electronics Holdings, UTStarcom Inc., and Zoomlion Heavy Industry Science & Technology Co. Ltd., as well as private equity-owned portfolio companies from Temasek Holdings, Hony Capital/Goldman Sachs, and Blackstone Group/HNA Group. Mr. Cheng holds an EMBA from Columbia University, London School of Business, and Hong Kong University. He also received a Master of Accounting and Bachelor of Business Administration from the University of Hawaii at Manoa.

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

Alex Sum is our Sr. Vice President of Sales and Marketing and, prior to the Business Combination had served as Sr. Vice President of Sales and Marketing at GCT since 2013. From 2002 to 2013, Mr. Sum served as GCT’s Vice President of Marketing and Business Development. From March 1992 to May 2002, Mr. Sum was Product Marketing Manager at Philips Semiconductor, the predecessor company of NXP Semiconductors, N.V., a semiconductor manufacturing company. From March 1983 to January 1992, Mr. Sum was Product/Test Engineering Supervisor at Supertex Inc., a technology company producing high voltage analog and mixed signal semiconductor components. From September 1977 to March 1983, Mr. Sum was Product / Test Engineering Supervisor at Fairchild Semiconductor International, Inc., a mixed signal, memory and discrete semiconductor company. From April 1975 to September 1977,

Mr. Sum was Test/Wafer fab processing Engineering at Siliconix, the predecessor company of Vishay Intertechnology, Inc., a mixed signal, analog semiconductor company. Mr. Sum holds a B.S. in Electrical Engineering from San Jose State University.

Directors

Kyeongho Lee, Ph.D. is the Chairman of our Board and is a co-founder of the Company and, prior to the Business Combination had served as a Chairman of GCT’s board of directors since 2000. Since 2002, Dr. Lee has served as a member of the board of directors of Anapass, Inc., a Korean Stock Exchange (“KOSDAQ”) listed fabless semiconductor company that supplies advanced panel controller solutions. From 1995 to 1998, Dr. Lee served as a member of the technical staff at Silicon Image Inc., a provider of advanced, interoperable connectivity solutions for high-definition displays. As a member of Silicon Image’s engineering division, Dr. Lee created and patented the technology for the PanelLink flat panel display, which was adopted as the worldwide standards known as DVI and HDMI. Dr. Lee holds 17 U.S. patents on RF direct conversion and other RF design techniques, which laid the foundation for the development of GCT’s proprietary CMOS RF and single-chip technology. Dr. Lee holds a B.S., M.S. and Ph.D. in Electrical Engineering from Seoul National University, where he was granted the Distinguished Dissertation award for his Ph.D. thesis on CMOS RF technology. We believe that Dr. Lee is qualified to serve on our Board based on his substantial business, leadership, and management experience in the semiconductor sector and his knowledge and experience with the Company’s business operations.

Robert Barker has been a member of our Board since March 2024 and, prior to the Business Combination had served as a member of GCT’s board of directors since April 2011, and served as Chairman of the Audit Committee since 2013. From August 2018 to present, Mr. Barker has served as Vice President of Finance and Chief Financial Officer at AIStorm, Inc., a semiconductor company focused on Artificial Intelligence solutions. He also served as the Corporate Secretary of Linear Dimensions Semiconductor, Inc. from 2016 to current. Both companies are privately held. From October 1999 to January 2010, Mr. Barker was Vice President of Corporate Business Development at Micrel, Incorporated (“Micrel”), a semiconductor company focused on developing analog power integrated circuits. Mr. Barker was Vice President of Human Resources at Micrel from February 2008 to January 2010. From October 2008 to January 2009, Mr. Barker served as Interim Vice President of Finance and Chief Financial Officer of Micrel. Mr. Barker also served as Micrel’s Secretary from May 2000 to May 2001 and was reappointed as Secretary in February of 2009. From April 1994 to September 1999, Mr. Barker was Vice President of Finance and Chief Financial Officer of Micrel. Prior to that, Mr. Barker was Vice President of Finance and Secretary of Waferscale Integration, Inc., a fabless semiconductor manufacturer focused on non-volatile memory products. Mr. Barker also held various accounting and financial positions at Monolithic Memories and Lockheed Missiles and Space Co. Mr. Barker holds a B.S. in Electrical Engineering and an M.B.A. from the University of California at Los Angeles. We believe that Mr. Barker is qualified to serve on our Board based on his extensive experience and skills in corporate finance, public company accounting, and SEC reporting and financial management matters.

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

Jeff Tuder has been a member of our Board since March 2024. Mr. Tuder is the Founder and Managing Member of Tremson Capital Management, LLC (“Tremson”) since April 2015 and is an Operating Partner of Atlas Merchant Capital and is also Chief Executive Officer of Concord Acquisition Corp II and Chief Financial Officer of Real, Digital and Space Asset Acquisition Corp (NASDAQ: RAAQ, DAAQ, and SAAQ, respectively). Prior to founding Tremson, he held investment roles at Fortress Investment Group, JHL Capital Group, KSA Capital Management and CapitalSource Finance. Mr. Tuder began his career at Nassau Capital and ABS Capital Partners. Mr. Tuder currently serves on the boards of directors of Inseego Corp (NASDAQ: INSG) where he is Chairman of the Board and Audit Committee, Hyperliquid Securities, Inc. (NASDAQ: PURR), as well as RAAQ and DAAQ. Mr. Tuder previously served on the board of directors of a number of other public and private companies. Mr. Tuder received a Bachelor of Arts degree from Yale College. We believe Mr. Tuder is qualified to serve on our Board based on his extensive experience in corporate governance, financing and management of public companies, as well as his skills and expertise in strategic and investment transactions.

Nelson C. Chan has been a member of our Board since March 2024. Mr. Chan has been the Chair of the Synaptics Incorporated (“Synaptics”) board since October 2018 and a director of the Synaptics since February 2007. From December 2006 until August 2008, Mr. Chan served as the Chief Executive Officer of Magellan Corporation, a leader in the consumer, survey, GIS, and OEM GPS navigation and positioning markets. From 1992 through 2006, Mr. Chan served in various senior management positions with SanDisk Corporation, a global leader in flash memory cards, including as Executive Vice President and General Manager, Consumer Business. From 1983 to 1992, Mr. Chan held marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan is a member of the board of directors, the Audit Committee, and the Nominating and Governance Committee of Deckers Outdoor Corporation, a NYSE-listed company, which is a footwear, apparel and accessories designer and distributor, and a member of the board of directors, the Audit Committee, and the Nominating and Governance Committee of Twist Bioscience, a Nasdaq-listed company, which manufactures synthetic DNA. Mr. Chan also currently serves on the boards of directors of several private companies. Previously, Mr. Chan was Chair of the board of directors, Chair of the Compensation Committee, member of the Audit Committee and member of the Nominating and Corporate Governance Committee of Adesto Technologies, a Nasdaq-listed company, from 2010 to June 2020, prior to its acquisition by Dialog Semiconductor plc, a member of the board of directors, Chair of the Compensation Committee and member of the Nominating and Corporate Governance committee of Socket Mobile, a Nasdaq-listed company, from 2016 to 2019, a member of the board of directors of Silicon Laboratories, Inc., a Nasdaq-listed company, from 2007 to 2010, a member of the board of directors, Chair of the Audit Committee and member of the Compensation Committee of Affymetrix, from 2010 to 2016, prior to its acquisition by Thermo Fisher, and a member of the board of directors and Chair of the board of directors from June 2013 to September 2016 of Outerwall, a Nasdaq-listed company, prior to its acquisition by Apollo Global Management, a private equity firm. Mr. Chan holds a Bachelor of Science degree in Electrical and Computer Engineering from the University of California at Santa Barbara and a Master’s degree in Business Administration from Santa Clara University. We believe that Mr. Chan is qualified to serve on our Board based on his corporate finance experience and his previous experience on boards of directors of public traded companies in the technology industry, as well as his knowledge and skills in corporate governance and strategic transactions.

Family Relationships

There are no family relationships among any of the individuals who serve as our directors or executive officers.

Classified Board of Directors

In accordance with our Charter, our Board is divided into three classes with only one class of directors being elected at each annual meeting of our stockholders and each director is serving a three-year term. The following table sets forth the current classification of our Board.

Director	Class	Expiration of Term of Director
Dr. Kukjin Chun	Class I	2028
Nelson C. Chan	Class I	2028
Robert Barker	Class II	2026
Hyunsoo Shin	Class II	2026
John Schlaefer	Class III	2027
Jeff Tuder	Class III	2027
Dr. Kyeongho Lee	Class III	2027

None of our directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

Independence of the Board

As required under NYSE listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independence,” including those set forth in the NYSE listing standards, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors, representing a majority of the members of the Board, are independent directors within the meaning of the applicable NYSE listing standards and applicable SEC rules: Dr. Kyeongho Lee, Robert Barker, Dr. Kukjin Chun, Hyunsoo Shin, Jeff Tuder, and Nelson C. Chan. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. In determining Dr. Lee’s independence, the Board considered all relevant facts and circumstances, including his relationship with a major stockholder of the Company and certain loan transactions between Dr. Lee and one of our subsidiaries. As Mr. Schlaefer serves as our Chief Executive Officer, he is not independent. Additionally, the Board determined that all members of the audit, compensation, and nominating and corporate governance committees of the Board are independent.

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

Audit Committee

Our audit committee is responsible for, among other things:

•
retaining, overseeing and evaluating the independence, performance and qualifications of our independent registered public accounting firm;
•
reviewing and discussing with our registered public accounting firm their annual audit, including the timing and scope of audit activities;
•
pre-approving audit services;
•
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual consolidated financial statements that we file with the SEC;
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
•
overseeing significant deficiencies and material weaknesses in the design or operation of our internal controls over financial reporting;
•
oversight of the preparation and integrity of the financial statements of the Company and the compliance by the Company with financial statement and regulatory requirements; and
•
reviewing material pending legal proceedings involving the Company and other contingent liabilities.

Our audit committee consists of Robert Barker, Hyunsoo Shin, and Dr. Kukjin Chun, with Robert Barker serving as chair. Rule 10A-3 of the Exchange Act and the NYSE rules require that our audit committee must be composed entirely of independent members. Our Board has determined that each of Robert Barker, Hyunsoo Shin and Dr. Kukjin Chun satisfy the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and NYSE rules. Each member of our audit committee satisfies the financial literacy requirements of the NYSE listing standards. In addition, our Board determined that Robert Barker qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board has adopted a written charter for the audit committee, which is available on our corporate website.

Relevant Education and Experience

Each member of the Audit Committee has adequate education and experience that is relevant to their performance as an Audit Committee member and, in particular, the requisite education and experience that have provided the member with:

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

Audit Committee Oversight

During the fiscal year ended 2025, the Board adopted all recommendations of the Audit Committee regarding the appointment and compensation of the independent registered public accounting firm.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or served during the last fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

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

Board Leadership Structure

We believe that separating the roles of Chief Executive Officer and Chair of the Board provides the optimal level of oversight by the Board of our business operations. The Board does not maintain a formal policy with respect to the separation of the roles of Chair of the Board and Chief Executive Officer. The Board believes that it should retain flexibility to determine, based on the circumstances existing from time to time, whether the roles should be combined or separated, in light of the Company’s needs and the best interests of its stockholders. We elected Dr. Kyeongho Lee as Chairman of the Board because Dr. Lee’s strategic vision for the business and his in-depth knowledge of our operations as the founder of the Company makes him well qualified to serve as Chairman of the Board.

Risk Oversight

Our Board administers the risk oversight function directly through our Board as a whole, as well as through our committees, where applicable, monitoring and assessing strategic risk exposure, enterprise risk, and governance risks. The audit committee is responsible for considering and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. Our compensation committee is responsible for reviewing and assessing the risks associated with the compensation arrangements of executive management, including the lack of alignment between the incentives of management and the interests of stockholders. Our nominating and corporate governance committee is responsible for overseeing risks related to corporate governance matters and the composition and effectiveness of the Board. The allocation of risk oversight responsibility may change, from time to time, based on the evolving needs of the Company.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and NYSE listing standards.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are available on our corporate website at https://investors.gctsemi.com/documents-and-charters. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed by applicable law or NYSE listing standards on our website.

The information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

Compensation of Executive Officers and Directors

Our compensation committee is responsible for developing our compensation philosophy, structuring our compensation and benefits programs, and determining to the compensation of our named executive officers (as defined below) and non-employee directors. Our compensation committee has the authority to engage a compensation consultant to provide advice on executive and director compensation matters, including providing a recommendation on the compensation level of each executive officer and director of the Company and other advisers to provide advice with respect to executive and director compensation matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of copies of such reports furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2025, our directors, executive officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that: (i) John Schlaefer filed one late Forms 4 to report one transaction and (ii) Jeff Tuder filed two late Forms 4 to report two transactions.

Clawback Policy

We maintain a clawback policy (the “Clawback Policy”) that provides for the recovery of certain incentive-based compensation received by current and former executive officers in the event the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements under the federal securities laws.

The Clawback Policy was adopted by our Board of Directors on March 15, 2024 in accordance with Section 10D of the Securities Exchange Act of 1934, as amended, Rule 10D-1 thereunder, and the applicable NYSE listing standards. The Clawback Policy was filed as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. The insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In 2025, our chief executive officer and our two other most highly compensated executive officers, referred to collectively as the “named executive officers” (or “NEOs”) were as follows:

•
John Schlaefer, Chief Executive Officer
•
Edmond Cheng, Chief Financial Officer
•
Alex Sum, Sr. VP of Sales and Marketing

Summary Compensation Table

The following table sets out the compensation paid or payable to the NEOs during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Deferred Compensation Earnings ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Schlaefer Chief Executive Officer	2025. 2024.	$380,500. $380,500.	—. —.	$122,250(1) —	—. —.	—. —.	—. —.	$12,611(2) $12,683(3)	$515,361 $393,183.
Edmond Cheng(4) Chief Financial Officer	2025. 2024.	$285,831 $224,712(7)	— $25,000(8)	$122,250(5) $262,960(9)	—. —.	—. —.	—. —.	$10,174(6) $8,063(10)	$418,255. $520,735
Alex Sum Sr. VP of Sales and Marketing	2025. 2024.	$303,100 $303,100	—. —.	$122,250(11) —.	—. —.	—. —.	—. —.	$8,961(12) $9,043(13)	$434,311 $312,143

(1)
Amount reflects the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718. On September 19, 2025, Mr. Schlaefer received an award of 75,000 restricted stock units under the Company’s 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”). The fair value of the restricted stock units is based on the market price of the Company’s Common Stock on the date of grant, which was $1.63. The restricted stock units vest in equal annual installments over a four (4) year period measured from September 19, 2025, subject to the terms of the award agreement.
(2)
Amount reflects 401(k) plan matching benefit of $10,631 and group term life insurance premium of $1,980.
(3)
Amount reflects 401(k) plan matching benefit of $10,703 and group term life insurance premium of $1,980.
(4)
Mr. Cheng commenced employment with the Company on March 18, 2024.
(5)
Amount reflects the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718. On September 19, 2025, Mr. Cheng received an award of 75,000 restricted stock units under the Company’s 2024 Plan. The fair value of the restricted stock units is based on the market price of the Company’s Common Stock on the date of grant, which was $1.63. The restricted stock units vest in equal annual installments over a four (4) year period measured from September 19, 2025, subject to the terms of the award agreement.
(6)
Amount reflects 401(k) plan matching benefit of $8,194 and group term life insurance premium of $1,980.
(7)
Mr. Cheng’s 2024 salary reflects the amount he earned in 2024 beginning on his hire date on March 18, 2024.
(8)
Amount reflects a sign-on bonus paid to Mr. Cheng in May 2024.
(9)
Amount reflects the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718. On August 21, 2024, Mr. Cheng received an award of 76,000 restricted stock units under the Company’s 2024 Plan. The fair value of the restricted stock units is based on the market price of the Company’s Common Stock on the date of grant, which was $3.46. The restricted stock units vest in equal annual installments over a four (4) year period measured from March 18, 2024, subject to the terms of the award agreement.
(10)
Amount reflects 401(k) plan matching benefit of $6,413 and group term life insurance premium of $1,650.
(11)
Amount reflects the grant date fair value of restricted stock units calculated in accordance with FASB ASC Topic 718. On September 19, 2025, Mr. Sum received an award of 75,000 restricted stock units under the Company’s 2024 Plan. The fair value of the restricted stock units is based on the market price of the Company’s Common Stock on the date of grant, which was $1.63. The restricted stock units vest in equal annual installments over a four (4) year period measured from September 19, 2025, subject to the terms of the award agreement.
(12)
Amount reflects 401(k) plan matching benefit of $8,714 and group term life insurance premium of $247.
(13)
Amount reflects 401(k) plan matching benefit of $8,796 and group term life insurance premium of $247.

Narrative to the Summary Compensation Table

Our compensation program for our NEOs is comprised of base salary, annual cash bonuses and periodic equity awards, however, we did not award annual bonuses to our NEOs in 2024 or 2025. Historically, the equity awards granted to the NEOs have consisted of stock options, however, Mr. Cheng (who joined the company in March 2024) was granted a restricted stock unit award on August 21, 2024. On September 19, 2025, NEOs were granted a restricted stock unit award. For a description of the outstanding stock options and restricted stock unit awards granted to the NEOs, please see the “Outstanding Equity Awards at 2025 Fiscal Year-End” table below.

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

Amended and Restated 2011 Incentive Compensation Plan

The GCT Amended and Restated 2011 Incentive Compensation Plan (the “2011 Plan”) was adopted by GCT’s board of directors and approved by its stockholders on May 5, 2011. The 2011 Plan was terminated following the Closing, and we will not grant any further awards under such plan. However, 668,348 outstanding stock options and 392,135 outstanding restricted stock units granted under the 2011 Plan were assumed and continued in connection with the Business Combination.

The maximum aggregate number of shares of the Company’s Common Stock that were authorized for issuance under the 2011 Plan was 16,747,041 shares, subject to adjustment as provided therein.

Our compensation committee of the Board administers the 2011 Plan and has the authority, among other matters, to construe and interpret the terms of the 2011 Plan and awards granted thereunder.

2024 Omnibus Incentive Compensation Plan

In December 2023, our Board adopted the 2024 Plan, which was subsequently approved by our stockholders in February 2024 under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete, which is essential to our long-term success. The maximum aggregate number of shares of the Company’s Common Stock that are authorized for issuance under the 2024 Plan is 3,983,334 shares, subject to adjustment as provided therein. The 2024 Plan became effective on March 26, 2024, the Closing.

2024 Employee Stock Purchase Plan

In December 2023, our Board adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by our stockholders in February 2024 (the “2024 ESPP”), under which eligible employees will be provided with the opportunity to periodically purchase shares of the Company’s Common Stock at a discount through their accumulated periodic payroll deductions. The maximum aggregate number of shares of the Company’s Common Stock that are authorized for issuance under the 2024 ESPP is 600,000 shares, subject to adjustment as provided therein. As of the date of this Annual Report, the 2024 ESPP has not been implemented.

The 2024 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (“Section 423”) for one or more specified offerings under the 2024 ESPP. The 2024 ESPP also authorizes us to establish offerings under the 2024 ESPP that are not designed to comply with the requirements of Section 423 but that are intended to comply with local law.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards for each of the NEOs and directors as of the end of the fiscal year ended December 31, 2025.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised stock options (#) exercisable	Number of securities underlying unexercised stock options (#) unexercisable	Stock option exercise price ($)	Stock option expiration date	Number of shares of units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
John Schlaefer Chief Executive Officer	28,191(2) 21,533(4) 50,425(6)	—. —. —.	$0.11/share. $0.11/share. $0.11/share.	03/14/2028. 04/19/2029. 06/08/2030.	6,402(3) 75,000(5)	$7,682 $90,000
Edmond Cheng Chief Financial Officer	—.	—.	—.	—.	57,000(7) 75,000(5)	$68,400 $90,000
Alex Sum Sr. VP of Sales and Marketing	13,820(2) 13,540(4) 9,338(6)	—. —. —.	$0.11/share. $0.11/share. $0.11/share.	03/14/2028. 04/19/2029. 06/08/2030.	2,670(3) 75,000(5)	$3,204 $90,000

(1)
Represents the aggregate market value of the shares subject to the award calculated using the closing price of the Company’s Common Stock on December 31, 2025, which was $1.20.
(2)
The option was granted on March 14, 2018 and vests with respect to twenty-five percent (25%) of the option upon completion of one (1) year of service measured from the vesting commencement date, and for the balance of the option in a series of thirty-six (36) successive equal monthly installments upon completion of each additional month of service over the thirty-six (36) month period measured from the first anniversary of the vesting commencement date.
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
(5)
The restricted stock units were granted on September 19, 2025 and vest in equal annual installments over a four (4) year period measured from September 19, 2025, subject to the terms of the award agreement.
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

Termination or Change in Control Agreements

Below is a description of the potential payments and benefits that would be provided to the NEOs upon termination of their employment or a change of control under the 2011 and 2024 Plans and the retention plan.

2011 and 2024 Plans

The awards granted under the 2011 and 2024 Plans may be assumed, substituted or continued in connection with a change of control. If not assumed, substituted or continued, then the awards will vest in full and become payable at the time of the change of control. Additionally, the NEOs are eligible to participate in the Retention Plan, which provides accelerated vesting of outstanding equity awards upon certain terminations of employment (see “Retention Plan” below).

Retention Plan

We have adopted an executive retention plan, pursuant to which each of our NEOs is entitled to receive severance payments and benefits upon an involuntary termination of the NEO’s employment. Should the NEO’s employment be involuntarily terminated by the Company without cause or by the NEO for good reason other than during the 12-month period following a change in control, of the Company, the NEO will be entitled to receive (i) continued base salary for a period of 6 months, (ii) continued health care coverage for the NEO and the NEO’s eligible dependents for a period of 6 months, and (iii) accelerated vesting of 50% of the unvested shares subject to any outstanding equity awards. In the event that such involuntary termination occurs within 12 months following a change in control of the Company, then the NEO will be entitled to receive (i) continued base salary for a period of 12 months, (ii) continued health care coverage for the NEO and the NEO’s eligible dependents for a period of 12 months, and (iii) full accelerated vesting of outstanding equity awards.

If any payment or benefit in connection with a change in control would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code, then such payments or benefits will be reduced to the extent necessary to maximize the NEO’s after-tax benefits.

As a condition to the severance payments and benefits, each named executive officer must deliver a general release of all claims against us and our affiliates.

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to Messrs. Robert Barker, Dr. Kukjin Chun, Hyunsoo Shin, Dr. Kyeongho Lee, Jeff Tuder and Nelson C. Chan for services as our non-employee directors during 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Robert Barker	$ 70,000(2)	$ 110,000	$ 180,000
Dr. Kukjin Chun	$ 52,500(3)	$ 110,000	$ 162,500
Hyunsoo Shin	$ 52,500(4)	$ 110,000	$ 162,500
Dr. Kyeongho Lee	$ 55,000(5)	$ 110,000	$ 165,000
Jeff Tuder	$ 52,500(6)	$ 110,000	$ 162,500
Nelson C. Chan	$ 52,500(7)	$ 110,000	$ 162,500

(1)
Represents the grant date value of the restricted stock unit award granted to each non-employee director on May 7, 2025. The number of shares subject to, and issuable under the award upon vesting, is determined on the last day of each quarter during the period April 1, 2025 through March 31, 2026, by dividing $27,500 by the fair market value per share of the Company’s Common Stock as of the last day of the applicable quarter, rounded down the nearest whole share. See “Equity Awards” below for additional detail regarding the awards. The fair market value was $1.49 on June 30, 2025 (representing 18,426 shares), $1.52 on September 30, 2025 (representing 18,092 shares) and $1.20 on December 31, 2025 (representing 22,916 shares); the last quarterly determination date will be March 31, 2026. The restricted stock unit awards vest on March 31, 2026, subject to the non-employee director’s continued service through such date.
(2)
Mr. Barker received $40,000 regular board retainer fees, $5,000 Compensation Committee member fees, $15,000 Audit Committee chairman fees, and $10,000 Nominating & Corporate Governance Committee chairman fees collectively for the year ended December 31, 2025.
(3)
Dr. Kukjin Chun received $45,000 regular board retainer fees and $7,500 Audit Committee member fees collectively for the year ended December 31, 2025.
(4)
Mr. Hyunsoo Shin received $45,000 regular board retainer fees and $7,500 Audit Committee member fees collectively for the year ended December 31, 2025.
(5)
Dr. Kyeongho Lee received $40,000 regular board retainer fees, $10,000 Compensation Committee chairman fees, and $5,000 Nominating & Corporate Governance committee member fees for the year ended December 31, 2025.
(6)
Mr. Jeff Tuder received $47,500 regular board retainer fees and $5,000 Compensation Committee member fees for the year ended December 31, 2025.
(7)
Mr. Nelson C. Chan received $47,500 regular board retainer fees, and $5,000 Nominating & Corporate Governance member fees for the year ended December 31, 2025.

Cash Retainer and Fees:

Each non-employee director receives an annual retainer in the following amounts:

Name	Fees ($)
Robert Barker	$ 40,000
Dr. Kukjin Chun	$ 45,000
Hyunsoo Shin	$ 45,000
Dr. Kyeongho Lee	$ 40,000
Jeff Tuder	$ 47,500
Nelson C. Chan	$ 47,500

In addition to an annual cash retainer, our non-employee directors receive the additional compensation described below, as applicable. All cash retainers are paid in quarterly installments based on each director’s service on the board or a committee during such quarter.

Audit Committee Chairperson	$ 15,000
Compensation Committee Chairperson	$ 10,000
Nominating and Corporate Governance Committee Chairperson	$ 10,000
Audit Committee Member	$ 7,500
Compensation Committee Member	$ 5,000
Nominating and Corporate Governance Committee Member	$ 5,000

Equity Awards

RSU Awards

On June 27, 2024, each non-employee director was granted an award of restricted stock units under the 2024 Plan covering $110,000 worth of shares of the Company’s Common Stock, subject to the following terms:

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
•
The award vested on March 31, 2025.
•
Shares that vested under the award were issued on April 1, 2025, subject to any deferral election as described below.

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

On May 7, 2025, each non-employee director was granted an award of restricted stock units under the 2024 Plan covering $110,000 worth of shares of the Company’s Common Stock, subject to the following terms:

•
The number of shares of the Company’s Common Stock issuable under the award is determined on a quarterly basis on the last day of each calendar quarter during the period April 1, 2025 through March 31, 2026 by dividing $27,500 by the fair market value per share of the Company’s Common Stock on such date, rounded down to the nearest whole share. The total number of shares subject to the award will be the aggregate of the number of shares determined for each such quarter.
•
The award vests on March 31, 2026, subject to the non-employee director’s continued service through such date.
•
Shares that vest under the award are issued as soon as practicable following the vesting date, subject to any deferral election as described below.

Each non-employee director was allowed to make a deferral election, until the earliest to occur of a Distribution Event or a calendar year specified by the director (but no earlier than 2027), with respect to the number of restricted stock units determined on any of the quarterly determination dates ending on or after June 30, 2025. A Distribution Event means a separation from service from the Company, a change in control event involving the Company, death or becoming disabled. Messrs. Robert Barker and Jeff Tuder elected to defer the issuance of shares until the earliest Distribution Event; Messrs. Dr. Kyeongho Lee and Dr. Kukjin Chun elected to defer the issuance of shares until the earliest to occur of (i) a Distribution Event or (ii) 2027.

Maximum Director Compensation

Under the terms of the 2024 Plan, the maximum aggregate value of awards granted to any non-employee director under the plan in any calendar year, taken together with any cash retainer paid to such non-employee director in respect of such calendar year, may not exceed $500,000 in total value.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock as of March 16, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares over which a person has or shares voting or investment power. Shares of Common Stock subject to options or other equity awards that are exercisable or vest within 60 days of March 16, 2026 are deemed to be beneficially owned by the person holding such options or awards for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Subject to the paragraph above, the percentage ownership is based on 72,469,438 shares of Common Stock outstanding as of March 16, 2026.

Unless otherwise noted, the business address of each of the following entities or individuals is 2290 North 1st Street, Suite 201 San Jose, CA 95131.

Name and Address of Beneficial Owner	Shares of Common Stock	% of Total Voting Power(12)
Directors and Named Executive Officers
John Schlaefer(1)	221,475	*%
Edmond Cheng(2)	32,367	*%
Dr. Jeongmin Kim(3)	303,853	*%
Alex Sum(4)	142,771	*%
Dr. Kyeongho Lee(5)	1,723,959	2.4%
Robert Barker(6)	23,020	*%
Dr. Kukjin Chun(7)	10,460	*%
Hyunsoo Shin(8)	808,661	1.1%
Jeff Tuder(9)	42,301	*%
Nelson C. Chan(10)	124,825	*%
All Directors and Officers as a group (10 persons)	3,433,692	4.7%
Greater than Five Percent Holders:
Anapass, Inc.(11)	9,103,136	12.4%

* Represents beneficial ownership of less than 1%

(1)
Includes 100,149 shares of Common Stock issuable upon exercise of stock options within 60 days of March 16, 2026.
(2)
Includes 19,000 shares of Common Stock issuable upon vesting of restricted stock units within 60 days of March 16, 2026.
(3)
Includes 82,359 shares of Common Stock issuable upon exercise of stock options within 60 days of March 16, 2026.
(4)
Includes 36,698 shares of Common Stock issuable upon exercise of stock options within 60 days of March 16, 2026.
(5)
Includes 4,150 shares of Common Stock held by Dr. Lee’s spouse. The percentage ownership was calculated based upon 73,269,438 shares of the Issuer’s Common Stock, which consists of (i) 72,469,438 issued and outstanding shares of the Company’s Common Stock as of March 16, 2026 and (ii) 800,000 Private Placement Warrants that were allocated at GCT’s discretion to Kyeongho Lee to incentivize investment to the Company Insider Recipients.
(6)
Includes 2,800 shares of Common Stock issuable upon exercise of stock options within 60 days of March 16, 2026.
(7)
Includes 6,536 shares of Common Stock issuable upon exercise of stock options within 60 days of March 16, 2026.
(8)
Includes 6,536 shares of Common Stock issuable upon exercise of stock options, 59,464 shares of Common Stock issuable upon vesting of restricted stock units within 60 days of March 16, 2026, and 23,305 shares of Common Stock issuable upon vesting of restricted stock units under the award, which is determined on March 31, 2026 by dividing $27,500 by the fair market value per share of Common Stock on such date and for the purposes of this table, was determined to be $1.18 on March 16, 2026, rounded down to the nearest whole share.
(9)
Includes 16,289 shares of Common Stock held by Tremson Capital Management, LLC, of which Mr. Tuder is a founder. The percentage ownership was calculated based upon 72,490,172 shares of the Issuer’s Common Stock, which consists of (i) 72,469,438 issued and outstanding shares of the Company’s Common Stock as of March 16, 2026 and (ii) 20,734 Private Placement Warrants that were distributed on March 26, 2025 to Tremson Capital Management, LLC from Concord Sponsor Group III LLC that was the original record holder.
(10)
Includes 59,464 shares of Common Stock issuable upon vesting of restricted stock units within 60 days of March 16, 2026 and 23,305 shares of Common Stock issuable upon vesting of restricted stock units under the award, which is determined on March 31, 2026 by dividing $27,500 by the fair market value per share of Common Stock on such date and for the purposes of this table, was determined to be $1.18 on March 16, 2026, rounded down to the nearest whole share.
(11)
The principal business address for Anapass, Inc. is 7F, Dream-Mark l Bldg. 61, Digital-ro 31-gil, Guro-gu, Seoul, 08375, Republic of Korea. The percentage ownership was calculated based upon 73,555,108 shares of the Issuer’s Common Stock, which consists of (i) 72,469,438 issued and outstanding shares of the Company’s Common Stock as of March 16, 2026, (ii) 937,350 Private Placement Warrants that were allocated at GCT’s discretion to Anapass, Inc. to incentivize investment to the Company Insider Recipients, and (iii) 148,320 Private Placement Warrants pursuant to a Securities Purchase Agreement, dated as of September 26, 2024 by and between the Company and Anapass, Inc.
(12)
Based on 72,469,438 shares of Common Stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights (a)	Weighted average exercise price of outstanding options, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder(1)	1,792,308(2)	$0.11/share	2,854,218(3)
Equity compensation plans not approved by security holder	—	—	—
Total	1,792,308	$0.11/share	2,854,218

(1)
Consists of the 2011 Plan, the 2024 Plan, and the 2024 ESPP.
(2)
Consists of 346,451 shares of outstanding stock options granted under the 2011 Plan, 191,986 restricted stock units awarded under the 2011 Plan, and 1,253,871 restricted stock units awarded under the 2024 Plan.
(3)
Consists of 2,254,218 shares remaining under the 2024 Plan and 600,000 shares remaining under the 2024 ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation arrangements for the Company’s directors and executive officers, which are described in the section titled “Executive Compensation,” below is a description of transactions since January 1, 2023 to which the Company was a party, in which:

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

GCT Semiconductor, Inc. Transactions and Agreements

Term Loan and Security Agreement

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the currency exchange rate on December 31, 2025.

In July 2016, Anapass, Inc. (“Anapass”) loaned to GCT Research, Inc., a subsidiary of GCT (“GCT Research”), 6.0 billion South Korean won (“₩”), or $4.2 million based on the currency exchange rate on December 31, 2025, pursuant to a secured term note bearing 5.5% annual interest, paid monthly, with an original maturity of July 2024. In July 2024, GCT executed an amendment with Anapass to extend the maturity date from July 2024 to July 2025. In July 2025, the GCT executed an amendment with Anapass to extend the maturity date from July 2025 to July 2026. Dr. Lee serves as the chairman of the board of Anapass, which is currently a beneficial owner of approximately 12.4% of the issued and outstanding shares of GCT common stock. In addition, Anapass and GCT executed that certain Intellectual Property and Asset Security Agreement (the “Security Agreement”), dated as of July 18, 2016, pursuant to which GCT granted a security interest in substantially all of GCT’s assets to secure the loan. The Security Agreement was amended in January 2017 to secure a loan in the principal amount of ₩9.2 billion ($6.4 million) by the Industrial Bank of Korea (“IBK”) to GCT Research.

In addition, in May 2022, GCT executed Amendment No. 2 to the Security Agreement to secure an additional loan in the amount of ₩3.0 billion ($2.1 million) from Anapass to GCT Research, bearing an annual interest rate of 5.5% and with an original maturity of

May 2024. In May 2024, GCT executed an amendment with Anapass to extend the maturity date from May 2024 to May 2025. In May 2025, GCT executed an amendment with Anapass to extend the maturity date from May 2025 to November 2025. In November 2025, GCT executed an amendment with Anapass to extend the maturity date from November 2025 to November 2026 and change the annual interest rate from 5.5% to 7.0%. In September 2022, GCT executed Amendment No. 3 to the Security Agreement to secure a loan in the amount of ₩4.0 billion ($2.8 million) from Anapass to GCT Research, bearing an annual interest rate of 5.5% and with an original maturity of September 2024. In September 2024, GCT executed an amendment with Anapass to extend the maturity date from September 2024 to September 2025. In September 2025, GCT executed an amendment with Anapass to extend the maturity date from September 2025 to September 2026 and change the annual interest rate from 5.5% to 7.0%.

In December 2024, GCT executed Amendment No. 4 to the Security Agreement to secure a loan in the amount of ₩5.0 million ($3.5 million) from Anapass to GCT Research, bearing an annual interest rate of 6.5% and with an original maturity of December 2025. In December 2025, GCT executed an amendment with Anapass to extend the maturity date from December 2025 to December 2026 and change the annual interest rate from 6.5% to 7.0%.

In March 2025, GCT executed Amendment No. 5 to the Security Agreement to secure a loan in the amount of ₩4.5 billion ($3.1 million) from Anapass to GCT Research, bearing an annual interest rate of 6.5% and maturing in March 2026.

In July 2025, GCT executed Amendment No. 6 to the Security Agreement to secure a loan in the amount of ₩3.0 billion ($2.1 million) from Anapass to GCT Research, bearing an annual interest rate of 6.5% and maturing in July 2026.

In August 2025, GCT executed Amendment No. 7 to the Security Agreement to secure a loan in the amount of ₩2.0 billion ($1.4 million) from Anapass to GCT Research, bearing an annual interest rate of 6.5% and maturing in August 2026.

In September 2025, GCT executed Amendment No. 8 to the Security Agreement to secure a loan in the amount of ₩15.0 billion ($10.5 million) from Anapass to GCT Research, bearing an annual interest rate of 7.0% and maturing in September 2026.

In July of 2016, KEB Hana Bank loaned ₩9.0 billion ($6.3 million) to GCT Research pursuant to an unsecured term loan agreement bearing a variable interest rate (2.6% initial annual interest rate and annual interest rates ranging between 3.1% to 4.0% as of December 31, 2025), paid monthly, with an original maturity of July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, GCT Research executed an amendment to extend the maturity date to April 2025 for the principal amount of ₩1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, GCT Research executed an amendment to extend the maturity date to July 2025 for the principal amount of ₩8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass provided certificates of deposit as collateral to KEB Hana Bank to secure GCT Research’s obligations under this loan. In April 2025, GCT Research executed an amendment to extend the maturity date to April 2026 for the principal amount of ₩1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, GCT Research executed an amendment to extend the maturity date to July 2026 for the principal amount of ₩8.0 billion ($5.9 million) with an annual interest rate of 4.0%.

In January of 2017, IBK loaned ₩9.2 billion ($6.4 million) to GCT Research pursuant to an unsecured term loan agreement bearing an annual interest rate of 4.1% and with an original maturity of November 2025. In June 2025, GCT Research executed an amendment to change the annual interest rate from 4.1% to 4.0%, effective June 12, 2025. In November 2025, GCT Research executed an amendment to extend the maturity date to November 2026 and change the annual interest rate from 4.0% to 3.6%.

On May 19, 2017, Dr. Lee loaned ₩500.0 million (or $0.3 million) to GCT Research pursuant to an unsecured term note bearing an 8.5% annual interest rate, paid monthly, with an original maturity of November 19, 2017. The terms of the unsecured term note have been extended annually for additional one-year terms since 2017, and the current maturity date is November 19, 2026 with an annual interest rate of 9.0%.

On May 24, 2017, Dr. Lee loaned ₩700.0 million (or $0.5 million) to GCT Research pursuant to an unsecured term note bearing 8.5% annual interest, paid monthly, with a monthly redemption of ₩10.0 million (or $0.008 million) and with an original maturity date of November 24, 2017. The terms of the unsecured term note have been extended annually for additional one-year terms since 2017, and the latest maturity date was November 24, 2023 with an annual interest rate of 6.8%. The unsecured term note was paid off in full on March 19, 2023.

On May 30, 2017, Dr. Lee loaned ₩500.0 million (or $0.3 million) to GCT Research pursuant to an unsecured term note bearing 8.5% annual interest, paid monthly, with an original maturity of November 30, 2017. The terms of the unsecured term note have been extended annually for additional one-year terms since 2017, and the current maturity date is November 30, 2026 with an annual interest rate of 7.5%.

On May 27, 2020, Dr. Lee loaned ₩400.0 million (or $0.3 million) to GCT Research pursuant to an unsecured and non-interest bearing term loan agreement with an original maturity of November 27, 2020. GCT Research redeemed ₩200.0 million (or $0.14 million) under such term loan in July 2020. The terms of the unsecured term loan agreement were extended for six months in November 2020, and further extended annually for additional one-year terms since May 2021 pursuant to that certain Amendment No. 2, dated as of May 27, 2021; Amendment No. 4, dated as of May 27, 2022, and Amendment No. 5, dated as of May 27, 2023. Pursuant to that certain Amendment No. 3, dated as of November 30, 2021, ₩90.0 million (or $0.06 million) were forgiven by Dr. Lee. The outstanding balance under the loan of ₩110.0 million (or $0.07 million translated using the exchange rate as of December 31, 2024) was paid off in full on October 2, 2025.

On December 2, 2021, Dr. Lee loaned ₩1,000.0 million (or $0.7 million) to GCT Research pursuant to an unsecured term loan agreement bearing 7.5% annual interest, paid monthly, with an original maturity of December 2, 2022. The loan agreement was subsequently extended to a maturity date of December 2, 2024. The loan was fully paid off on March 15, 2024.

On November 11, 2024, Dr. Lee loaned ₩4,000.0 million (or $2.8 million) to GCT Research pursuant to an unsecured term loan agreement bearing 12.0% annual interest, paid monthly, with an original maturity of December 31, 2024. As of the date of this Annual Report, ₩141.5 million (or $0.1 million) of interest has been paid cumulatively pursuant to the loan agreement. The current outstanding balance under the loan is ₩4,000.0 million (or $2.8 million).

On December 11, 2024, Dr. Lee loaned ₩1,000.0 million (or $0.7 million) to GCT Research pursuant to an unsecured term loan agreement bearing 12.0% annual interest, paid monthly, with an original maturity of January 11, 2025. As of the date of this Annual Report, ₩12.3 million (or $0.01 million) of interest has been paid cumulatively pursuant to the loan agreement. The current outstanding balance under the loan is ₩1,000.0 million (or $0.7 million).

On December 17, 2024, Dr. Lee loaned ₩2,000.0 million (or $1.4 million) to GCT Research pursuant to an unsecured term loan agreement bearing 12.0% annual interest, paid monthly, with an original maturity of January 17, 2025. The unsecured term loan and accrued interest were paid off in full on October 2, 2025.

On January 24, 2025, Dr. Lee loaned ₩6,500.0 million (or $4.5 million) to GCT Research pursuant to an unsecured term loan agreement bearing 12.0% annual interest, paid monthly, with an original maturity of February 24, 2025. As of the date of this Annual Report, ₩8.8 million (or $0.006 million) of interest has been paid cumulatively pursuant to the loan agreement. The current outstanding balance under the loan is ₩6,500.0 million (or $4.5 million).

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed or to be billed by BPM LLP as described below:

	2025	2024
Audit fees*	$578,935	$574,129
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$578,935	$574,129

* Audit fees presented in the table above are for the year ended December 2025 and for the period from April through December 2024. BPM LLP became the Company’s Independent registered public accounting firm on April 4, 2024, after the closing of the Business Combination on March 26, 2024.

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

4.5

Form Warrant to Purchase Common Stock of GCT Semiconductor Holding, Inc., issued May 15, 2025. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2025).

4.6

Form of Convertible Promissory Notes issued to Indigo Capital LP on December 15, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2025)

4.7

Form of Warrant, dated as of February 24, 2026, issued by GCT Semiconductor Holding, Inc. to the Holder (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2026)

4.8

Form of Warrant to Purchase Common Stock of GCT Semiconductor Holding, Inc., issued November 10, 2025. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2025).

4.9*	Description of Registrant’s Securities

4.10*	Form of Convertible Promissory Notes issued to Obsidian Global GP LLC.

5.1*	Opinion of Morgan, Lewis & Bockius LLP

10.1

Form of Registration Rights Agreement by and among GCT Semiconductor Holding, Inc., and certain security holders of GCT Semiconductor Holding, Inc., dated as of March 26, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.2	Form of Lock up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.3#	2024 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.4#	GCT 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

10.6	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2023).

Exhibit Number	Description

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

10.14

Private Placement Warrants Subscription Agreement, dated November 3, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2021).

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

10.23	Letter Agreement to Sponsor Support Agreement, dated March 26, 2024, by and among GCT Semiconductor, Inc., Concord Acquisition Corp III, GCT Semiconductor, Inc., Concord Sponsor Group III LLC and CA2

Exhibit Number	Description
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

10.26

Loan Agreement, dated November 11, 2024, by and between Dr. Kyeongho Lee and GCT Research, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025). ‡

10.27

Loan Agreement, dated January 24, 2025, by and between Dr. Kyeongho Lee and GCT Research, Inc.

(incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025). ‡

10.28

Amendment No. 1 to Loan Agreement, dated January 24, 2025, by and between Dr. Kyeongho Lee and GCT Research, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025)‡

10.29

GCT Semiconductor Holding, Inc. Amended and Restated Executive Retention Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 26, 2024).

10.30

Loan Agreement, dated March 21, 2025, by and between Anapass Inc. and GCT Research, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025)‡

10.31

Form of Securities Purchase Agreement dated May 15, 2025 between GCT Semiconductor Holding, Inc. and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2025)

10.32

Placement Agency Agreement dated May 15, 2025 by and between GCT Semiconductor Holding, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2025)

10.33

Amendment No. 1 to Convertible Promissory Note, dated as of February 24, 2026, by and between GCT Semiconductor, Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2026)

10.34

Warrant Issuance Agreement, dated as of February 24, 2026, by and between GCT Semiconductor Holding, Inc. and the Holder. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2026)

10.35

Convertible Promissory Note Purchase Agreement, dated as of December 15, 2025, by and between GCT Semiconductor Holding, Inc. and Indigo Capital LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2025)

10.36

Loan Agreement, dated September 10, 2025, by and between Anapass Inc. and GCT Research, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2025)

10.37*	Amendment No.1 to Loan Agreement, dated March 20, 2026, by and between Anapass Inc. and GCT Research, Inc.

10.38*	Convertible Promissory Note Purchase Agreement, dated as of March 25, 2026, by and between GCT Semiconductor Holding, Inc. and Obsidian Global GP LLC.

16.1	Letter from Marcum LLP to the SEC, dated April 8, 2024 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 8, 2024)

19.1	Insider trading policies and procedures (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025).

Exhibit Number	Description
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2024).

23.1*	Consent of BPM LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2025).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

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

GCT Semiconductor Holding, Inc.

Date: March 25, 2026	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kyeongho Lee	Chairman of the Board	March 25, 2026
Kyeongho Lee
/s/ John Schlaefer	Chief Executive Officer	March 25, 2026
John Schlaefer	(Principal Executive Officer)
/s/ Edmond Cheng	Chief Financial Officer	March 25, 2026
Edmond Cheng	(Principal Financial and Accounting Officer)
/s/ Robert Barker	Director	March 25, 2026
Robert Barker
/s/ Kukjin Chun	Director	March 25, 2026
Kukjin Chun
/s/ Hyunsoo Shin	Director	March 25, 2026
Hyunsoo Shin
/s/ Jeff Tuder	Director	March 25, 2026
Jeff Tuder
/s/ Nelson C. Chan	Director	March 25, 2026
Nelson C. Chan