Form 10-Q
period 2026-03-31
GCT Semiconductor Holding, Inc.
filed 2026-05-12
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 83,081,325 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q (“Quarterly Report”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements about our financial condition, results of operations, earnings outlook and our prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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
•
our ability to maintain the listing of shares of our common stock, $0.0001 par value per share on the New York Stock Exchange;
•
technology, cybersecurity, and data privacy risks;
•
intense market competition;
•
geopolitical conditions, including political instability, civil unrest, sanctions, numerous ongoing wars and armed conflicts, and broader regional or global tensions that may impact economic and market conditions;

i

•
legislative and regulatory risks, including those relating to changes in laws and regulations and the impact of U.S. government shutdowns or other governmental disruptions;
•
uncertainties and risks relating to new trade regulations, including tariffs and export control regulations;
•
reputational risks; and
•
other risks and uncertainties indicated or referenced in this Quarterly Report, including those set forth under the section entitled “Risk Factors.”

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Annual Report on Form 10‑K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2026. These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,185	$590
Accounts receivable, net	2,414	2,597
Inventory	1,558	947
Contract assets	5,110	5,432
Prepaid expenses and other current assets	2,770	2,318
Total current assets	19,037	11,884
Property and equipment, net	2,470	2,671
Operating lease right-of-use assets	513	708
Other assets	358	381
Total assets	$22,378	$15,644
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$702	$628
Contract liabilities	131	—
Accrued and other current liabilities	21,143	21,680
Common stock forward liability	—	3
Borrowings	52,068	56,589
Operating lease liabilities, current	491	686
Total current liabilities	74,535	79,586
Long-term borrowings	661	—
Convertible promissory notes, net of current	4,964	6,046
Net defined benefit liabilities	7,158	7,598
Long-term operating lease liabilities	35	41
Other taxes payable	2,289	2,265
Warrant liabilities	5,995	2,870
Other liabilities	677	531
Total liabilities	96,314	98,937
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of March 31, 2026 and December 31, 2025; 72,593 and 58,137 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7	6
Additional paid-in capital	538,957	520,925
Accumulated other comprehensive income	2,369	1,181
Accumulated deficit	(615,269)	(605,405)
Total stockholders’ deficit	(73,936)	(83,293)
Total liabilities and stockholders’ deficit	$22,378	$15,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues:
Product	$472	$91
Service	1,448	405
Total net revenues	1,920	496
Cost of net revenues:
Product	895	207
Service	78	201
Total cost of net revenues	973	408
Gross profit	947	88
Operating expenses:
Research and development	3,174	4,096
Sales and marketing	1,158	1,118
General and administrative	2,747	2,614
Total operating expenses	7,079	7,828
Loss from operations	(6,132)	(7,740)
Interest expense	(1,809)	(1,070)
Gain on foreign currency transactions, net	2,578	21
Change in fair value of common stock forward liability	3	295
Change in fair value of common stock warrant liabilities	(3,125)	1,649
Change in fair value of convertible promissory notes	(1,286)	(19)
Other income, net	35	1
Loss before provision for income taxes	(9,736)	(6,863)
Provision for income taxes	128	105
Net loss	$(9,864)	$(6,968)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.15)
Weighted average common shares outstanding, basic and diluted	66,070	47,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Comprehensive loss, net of taxes:
Net loss	$(9,864)	$(6,968)
Foreign currency translation adjustment	1,188	(51)
Comprehensive loss	$(8,676)	$(7,019)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2025	58,137	$6	$520,925	$1,181	$(605,405)	$(83,293)
Issuance of common stock under at-market agreement, net of issuance costs	10,009	1	12,281	—	—	12,282
Issuance of common stock upon conversion of convertible promissory note	4,359	—	5,158	—	—	5,158
Issuance of common stock upon exercise of stock options	1	—	1	—	—	1
Issuance of common stock warrants in connection with extension of a convertible promissory note	—	—	155	—	—	155
Release of vested restricted stock units	93	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(8)	—	—	(8)
Stock-based compensation	—	—	445	—	—	445
Foreign currency translation adjustment	—	—	—	1,188	—	1,188
Net loss	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2026	72,593	$7	$538,957	$2,369	$(615,269)	$(73,936)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	47,987	$5	$501,195	$1,518	$(562,033)	$(59,315)
Issuance of common stock under common stock purchase agreement	74	—	189	—	—	189
Issuance of common stock upon exercise of stock options	173	—	19	—	—	19
Release of vested restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	511	—	—	511
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(6,968)	(6,968)
Balance as of March 31, 2025	48,247	$5	$501,903	$1,467	$(569,001)	$(65,626)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(9,864)	$(6,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	170
Amortization of right-of-use assets	173	171
Stock-based compensation	445	511
Change in provision for credit losses	565	311
Change in fair value of common stock forward liability	(3)	(295)
Change in fair value of warrant liabilities	3,125	(1,649)
Change in fair value of convertible promissory notes	1,286	19
Fair value of common stock warrants issued in connection with convertible note extension	155	—
Changes in operating assets and liabilities:
Accounts receivable	(388)	888
Inventory	(611)	(147)
Contract assets	322	(392)
Prepaid expenses and other current assets	(488)	1,144
Other assets	23	24
Accounts payable	73	407
Contract liabilities	131	(12)
Accrued and other current liabilities	(2,519)	(1,890)
Net defined benefit liabilities	(48)	237
Other taxes payable	(48)	(96)
Lease liabilities	(179)	(172)
Other liabilities	149	(212)
Net cash used in operating activities	(7,429)	(7,951)
Investing activities:
Purchases of property and equipment	(65)	(118)
Net cash used in investing activities	(65)	(118)
Financing activities:
Proceeds from borrowings	—	7,500
Proceeds from issuance of common stock under common stock purchase agreement	—	189
Proceeds from issuance of common stock under at-market agreement	12,709	—
Proceeds from exercise of stock options	1	19
Payment of common stock issuance costs	(427)	—
Tax withholding on restricted stock units	(8)	(11)
Proceeds from issuance of convertible promissory notes	2,790	—
Repayments of borrowings	(925)	—
Net cash provided by financing activities	14,140	7,697
Effect of exchange rate changes on cash and cash equivalents	(51)	(24)
Net change in cash and cash equivalents	6,595	(396)
Cash and cash equivalents at beginning of period	590	1,435
Cash and cash equivalents at end of period	$7,185	$1,039
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,687	$880
Cash paid for income taxes	$66	$55
Cash paid for operating leases	$186	$181
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$5,158	$—
Purchase of property and equipment in accrued expenses and other current liabilities	$18	$—

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets, liabilities, and commitments in the normal course of business. Through March 31, 2026, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $615.3 million as of March 31, 2026. The Company’s existing sources of liquidity as of March 31, 2026 include cash and cash equivalents of $7.2 million. The Company has historically funded operations primarily through the issuance of capital stock and the incurrence of debt. The Company is dependent on additional fundraising in order to sustain its ongoing operations.

In April 2025, the Company executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). During the three months ended March 31, 2026, the Company received gross proceeds of approximately $12.7 million and incurred issuance costs of approximately $0.4 million related to the ATM Offering (see Note 8).

In December 2025, the Company entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes”). During the three months ended March 31, 2026, the Company received gross proceeds of $2.8 million from the issuance of three Indigo Notes with a principal amount $1.0 million each (see Note 6).

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes”). Through March 31, 2026, no Obsidian Notes have been issued.

To fund its operations over the longer term, the Company will need to start generating positive cash flows, renegotiate its existing debt obligations, and raise additional capital through debt or equity financing. Management’s plans include seeking additional financing, such as issuances of equity, issuances of debt and convertible debt instruments. Sales of additional equity securities, convertible debt, or warrants by the Company could dilute the interests of existing stockholders. The Company will require significant additional financing to meet its planned capital needs and is pursuing opportunities to obtain additional financing through equity or debt alternatives. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to the Company or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern beyond twelve months after the date that these unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany balances and transactions. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in the Company’s Form 10‑K filed with the SEC on March 25, 2026.

The information as of December 31, 2025 included in the unaudited condensed consolidated balance sheets was derived from the audited consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The semiconductor industry is characterized by rapid technological change, competition, competitive pricing pressures, and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, such as general economic conditions specific to the semiconductor industry and the Company’s particular market, the timely implementation of new 5G and other new products, new manufacturing process technologies, and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns. As a result, the Company may experience significant period-to-period fluctuations in the unaudited condensed consolidated operating results due to these factors.

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company had a provision for credit losses of approximately $4.6 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Service revenues are identified and determined based on each service agreement and recognized over time or at a point in time, depending on the evaluation of when the customer obtains control of the promised goods or services, which is generally as services are rendered. Service revenue may include licensing fees, which are recognized upon delivery of the license, generally at a point in time. For contracts that include multiple performance obligations, the Company allocates revenue to each performance obligation based on estimates of the relative stand-alone selling price that the Company would charge the customer for each promised product or service.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	March 31, 2026	December 31, 2025
Customer B	17%	18%
Customer F	21%	23%
Customer H	13%	14%
Customer K	26%	28%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended March 31,
Customer	2026	2025
Customer A	*%	14%
Customer B	16%	—%
Customer M	—%	74%
Customer Q	72%	—%

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

Gains and losses resulting from transactions denominated in a currency other than the functional currency are presented separately in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2026, the Company recognized realized foreign currency exchange gains of $2.5 million and unrealized foreign currency exchange gains of $0.1 million. For the three months ended March 31, 2025, realized foreign currency exchange losses and unrealized foreign exchange gains were immaterial.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. The Company has made this election as the fair value option better reflects the underlying economics within convertible promissory notes. Through March 31, 2026, there were no changes in the instrument-specific credit risk that are required to be presented as a component of accumulated other comprehensive income.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

of operations. Common stock warrants that meet equity classification requirements are credited to stockholders’ deficit on their issuance dates and are not subsequently remeasured.

Segment Information

The Company operates in one operating and reportable segment, providing fabless semiconductor products to customers. The Company’s chief operating decision-maker is its Chief Executive Officer. Since the Company operates in a single operating and reportable segment represented by the entire entity, significant segment expenses are provided to the chief operating decision-maker using the same basis as presented in the unaudited condensed consolidated statements of operations. When evaluating the Company’s financial performance and making strategic decisions on budgeting and resource allocation, the chief operating decision-maker utilizes consolidated revenue, operating expenses, other income and expenses, and net loss. The chief operating decision-maker regularly reviews assets, liabilities, revenue, expenses, and profitability measures at the same level and using the same categories as presented in the Company’s unaudited condensed consolidated financial statements.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company anticipates that its EGC status will expire in November 2026 based on the five-year anniversary of the initial public offering of Concord Acquisition Corp III, its predecessor reporting entity.

Recent Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which introduces a practical expedient allowing entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets within the scope of “Revenue from Contracts with Customers (Topic 606)”. ASU 2025‑05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025‑05 prospectively effective January 1, 2026 by electing the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. ASU 2023-09 is effective for the Company as an emerging growth filer for annual periods beginning after December 15, 2025, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$1,432	$403
China	308	14
South Korea	178	—
Other	2	79
Total	$1,920	$496

4. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$4,964	$4,964
Warrant liabilities	3,105	—	2,890	5,995

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$6,046	$6,046
Warrant liabilities	1,380	—	1,490	$2,870
Common stock forward liability	—	—	3	$3

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	March 31, 2026	December 31, 2025
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$4,964	$4,939
Convertible promissory notes, net of current	Discounted Cash Flow (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	—	1,107
Warrant liabilities associated with Private Warrants	Black Scholes Merton Model (“BSM”)	Exercise price, term to expiration, volatility, risk-free rate	2,890	1,490
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	—	3

As of March 31, 2026, the key inputs for the convertible promissory notes using the BLM were as follows: stock price of $1.14, volatility of 105.90%, remaining term of 1.9 years, risk-free rate of 3.78%, and credit spread of 6.50%. The settlement date fair value of the Indigo Notes is determined based on the fair value of the Company's common stock issued.

The Company’s warrants listed on the New York Stock Exchange (“Public Warrants”) were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. The Public Warrants were reclassified to Level 1 in the fourth quarter of 2025 due to the increased availability of quoted prices in an active market for identical instruments.

As of March 31, 2026, the key inputs used to measure the liability-classified warrants to purchase the Company's common stock initially issued by the predecessor reporting entity (“Private Warrants”) using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 3.0 years, volatility of 128.30%, and a risk-free rate of 3.77%.

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2025	$6,046
Borrowing	2,790
Conversion	(5,158)
Change in fair value	1,286
As of March 31, 2026	$4,964

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2025	$2,870
Change in fair value	3,125
As of March 31, 2026	$5,995

The following table sets forth a summary of the changes in the fair value of the common stock forward liability (in thousands):

As of December 31, 2025	$3
Change in fair value	(3)
As of March 31, 2026	$—

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$913	$208
Work-in-process	305	196
Finished goods	340	543
Total inventory	$1,558	$947

There were no inventory write-downs during the three months ended March 31, 2026 and 2025.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid inventory	$1,169	$1,099
Prepaid insurance and other expenses	1,128	757
Lease deposit	384	408
Other receivables and current assets	89	54
Total prepaid expenses and other current assets	$2,770	$2,318

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued payables	$7,895	$7,638
Payroll and related expenses	7,716	8,168
Other taxes payable	4,122	4,220
Professional fees	729	937
Interest payable	569	594
Other	112	123
Total accrued and other current liabilities	$21,143	$21,680

Contract Assets

The following represents the activity related to contract assets (in thousands):

Three Months Ended March 31,
2026
Beginning of period	$5,432
Service revenue invoiced	(1,750)
Unbilled service revenue recognized	1,428
End of period	$5,110

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	March 31, 2026		December 31, 2025
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$4,964	$5,000	$4,939
Indigo convertible promissory note	—	—	1,000	1,107
Total convertible promissory notes	5,000	4,964	6,000	6,046
Borrowings:
KEB Hana Bank	5,948	5,948	6,271	6,271
IBK Industrial Bank	6,079	6,079	6,412	6,412
Mujin Electronics Co., Ltd.	3,304	3,304	3,485	3,485
Anapass, Inc., related party	28,082	28,082	29,619	29,619
i Best Investment Co., Ltd.	1,982	1,982	2,091	2,091
Kyeongho Lee, related party	7,334	7,334	8,711	8,711
Total borrowings	$52,729	52,729	$56,589	56,589
Less: current portion of borrowings		(52,068)		(56,589)
Long-term borrowings		$661		$—

Expected future minimum principal payments under the Company’s total debt are as follows as of March 31, 2026 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2026, remainder	$—	$49,094	$49,094
2027	—	3,635	3,635
2028	5,000	—	5,000
Total debt	$5,000	$52,729	$57,729

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million with an original maturity date in February 2026 and bears an annual interest rate of 5.0%. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of the Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. In February 2026, the Company executed an amendment to extend the maturity date from February 2026 to February 2028. In connection with the execution of this amendment, the Company issued a warrant to purchase 500,000 shares of the Company's common stock to a holder of the 2024 convertible promissory notes (“February 2026 Warrant”). The February 2026 Warrant was immediately exercisable at $2.50 per share and will expire three years following the issuance date. The fair value of the February 2026 Warrant issued of $0.2 million was recorded within interest expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026. As of March 31, 2026, the remaining principal and interest amount related to the 2024 convertible promissory notes of $5.5 million was outstanding.

Indigo Convertible Promissory Notes

In December 2025, the Company issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million reflecting the discount at issuance.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Each Indigo Note was issued at a purchase price equal to 93% of its principal amount. Each Indigo Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Indigo. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity. Although the Indigo Notes are convertible at the option of the holders, the Indigo Notes are presented as a non-current liability within the unaudited condensed consolidated balance sheets based on their maturity date.

In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. During the three months ended March 31, 2026, the Company issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million based on the discount upon issuance. During the three months ended March 31, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of the Company's common stock. No Indigo Notes remained outstanding as of March 31, 2026.

The Company has elected the fair value option to account for the Indigo Notes, and these instruments are initially and subsequently measured at fair value, with changes in fair value reported separately in the unaudited condensed consolidated statements of operations, except for adjustments attributable to instrument-specific credit risk, which are reported in other comprehensive income on the unaudited condensed consolidated statements of comprehensive loss. Transaction costs associated with the issuance of the convertible promissory notes are expensed as incurred.

Obsidian Convertible Promissory Notes Purchase Agreement

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian, which provides a facility for the issuance of Obsidian Notes up to $20.0 million in aggregate, which remained fully available as of March 31, 2026.

Each Obsidian Note will be issued at a purchase price equal to 96.5% of its principal amount. Each Obsidian Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 95% of the reference price, which is calculated as the lowest VWAP of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Obsidian. No interest is payable on the Obsidian Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Obsidian Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and annual interest rates ranging between 3.1%-4.0% as of March 31, 2026), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, the Company executed an amendment to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). In April 2025, the Company executed an amendment to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, the Company executed an amendment to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.6 million) with an annual interest rate of 4.0%. In April 2026, the Company executed an amendment to extend the maturity date to April 2027 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 2.9%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Mujin Electronics Co., Ltd.

In July 2024, the Company executed an agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining balance of the term loan originally entered into with M-Venture Investment, Inc. with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. In October 2024, the Company executed an amendment to extend the maturity date to June 2025. In June 2025, the Company executed an amendment to further extend the maturity date to October 2025. In October 2025, the Company executed an amendment to further extend the maturity date to December 2025. In December 2025, the Company executed an amendment to further extend the maturity date to April 2026. In April 2026, the Company executed an amendment to further extend the maturity date to October 2026.

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

In March 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.5 billion ($3.1 million). The term loan has a maturity date in March 2026 and bears an annual interest rate of 6.5%. In March 2026, the Company executed an amendment with Anapass, Inc., to extend the maturity date from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

i Best Investment Co., Ltd

Between 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd. pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans had a maturity date in June 2024 and bear an annual interest rate of 6.5%. In June 2024, the Company executed an amendment with the i Best Investment Co., Ltd. to extend the maturity date from June 2024 to August 2024 for its first draw, fifth draw and sixth draw. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company repaid $2.3 million of the outstanding principal and interest amount of its fourth draw. In June 2024, the Company repaid in full the term loans with a principal amount of $1.4 million outstanding on its third draw. In July 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from August 2024 to February 2025 for its first draw, fifth draw and sixth draw. In October 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its sixth draw.

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

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan had a maturity date in December 2024. In January and April 2026, the Company partially repaid KRW 1.4 billion ($0.9 million) and KRW 1.7 billion ($1.2 million) of the principal amount of the term loan initially executed in November 2024, resulting in KRW 0.9 billion ($0.7 million) remaining outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, the Company incurred penalties of 3% of principal per month on loans in the amount of $0.6 million and $0.5 million that are past their maturity dates, respectively, calculated daily until the principal and accrued interest are paid, and are presented within interest expense in the unaudited condensed consolidated statements of operations. Outstanding penalties payable to Kyeongho Lee as of March 31, 2026 were $2.7 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of March 31, 2026.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of March 31, 2026, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.2 million.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the principal amount of $5.9 million, $6.1 million and $28.1 million, respectively, as of March 31, 2026, and $6.3 million, $6.4 million and $29.6 million, respectively, as of December 31, 2025 (see Note 6).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$7,047	$577
Accounts receivable	2,249	2,597
Inventory	1,558	947
Property and equipment	2,237	2,411
Intangible and other assets	315	337

8. Common Stock

B. Riley Purchase Agreement

In April 2024, the Company executed a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock (“Commitment Amount”), subject to certain limitations and conditions at the Company’s sole discretion. The price per share payable by B. Riley on each trading day represents an amount equal to 98% of the volume-weighted average price (“VWAP”) of the Company’s common stock for the applicable pricing period. The Purchase Agreement requires settlement in registered shares. In May 2024, the Company filed a registration statement on Form S-1 with the SEC to register the resale of shares issued to B. Riley, which became effective on June 6, 2024. The Company may sell shares of its common stock to B. Riley through June 2026, up to the Commitment Amount, provided it remains in compliance with the terms of the Purchase Agreement.

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

As of April 2024, the Company determined that the fair value of the put option was nominal due to the short settlement period of one

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

day or less, and the Company recognized a liability of $0.6 million related to the freestanding common stock forward contract. The fair value of the common stock forward liability represents the probability-adjusted present value of the discount to be granted to B. Riley with respect to the sales of its common stock under the Purchase Agreement compared to the VWAP of the company’s common stock for the applicable pricing period. As of March 31, 2026, the fair value of the liability was reduced to zero based on restrictions of the at-market issuance agreement that prevent the Company from making additional sales under the Purchase Agreement.

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized $0.3 million as a liability within accrued payables (see Note 5), which remained outstanding through March 31, 2026.

During the three months ended March 31, 2026, the Company did not sell any shares of common stock under the Purchase Agreement.

At-Market Offering

In April 2025, the Company executed an ATM Agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows the Company to sell its common stock through sales agents, from time to time, for gross proceeds of up to $75.0 million. The offering under the ATM Agreement is made pursuant to Rule 415 and a universal shelf registration statement on Form S-3, which became effective on April 9, 2025, for an aggregate amount of $200.0 million, including $75.0 million allocated to the ATM Agreement. There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the three months ended March 31, 2026, the Company sold approximately 10.0 million shares of its common stock under the ATM Agreement for gross proceeds of approximately $12.7 million in cash, partially offset by $0.4 million in issuance costs. As of March 31, 2026, approximately 38.6 million shares of common stock remain available for future issuance under the ATM Agreement.

Registered Direct Offering

In May 2025, the Company entered into securities purchase agreements through which the Company agreed to issue and sell to certain institutional investors in a registered direct offering (“RDO”) an aggregate of 7,006,370 shares of the Company’s common stock (“RDO Shares”) and equity-classified warrants (“RDO Warrants”) to purchase up to 10,509,555 shares of the Company’s common stock at a combined purchase price of $1.57 per RDO Share and the accompanying RDO Warrant. The RDO closed on May 16, 2025, and the Company received net proceeds of $9.9 million, after deducting issuance costs of $1.1 million. The Company allocated the proceeds based on the relative fair value of the securities issued, resulting in $5.8 million allocated to the RDO Shares and $4.1 million allocated to the RDO Warrants. The RDO Warrants have an exercise price of $1.71 per share and expire November 17, 2030.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2026	2025
Common stock warrants	42,838	43,533
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 Plan	2,119	2,254
Unvested restricted stock units	882	1,336
Shares available for future grant from 2024 ESPP	600	600
Convertible promissory notes	500	1,450
Vested and unreleased restricted stock units	612	110
Options issued and outstanding	345	346
Total	67,896	69,629

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Common Stock Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	March 31, 2026	Exercise Price	Expiration
April 2023 - June 2023	920	$10.00 - $18.75	April 2026 – June 2026
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
August 2025	1,400	$2.00	August 2030
September 2025	600	$2.00	September 2030
November 2025	4,750	$2.00	November 2030
February 2026	500	$2.50	February 2029
Total	42,838

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of March 31, 2026, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Omnibus Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of March 31, 2026, the Company had 2,118,608 shares available for issuance under the 2024 Plan.

Common Stock Options

Common stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	346	$0.11	4.1	$379
Exercised	(1)	$0.11
Balance as of March 31, 2026	345	$0.11	3.9	$356
Vested and expected to vest as of March 31, 2026	345	$0.11	3.9	$356
Exercisable as of March 31, 2026	345	$0.11	3.9	$356

No options were granted or cancelled during the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation cost related to common stock options was nominal.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Units

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”). The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The 2025 RSUs were initially classified as a liability and were reclassified to equity up to the monetary amount for which the number of shares to be issued was determinable. During the three months ended March 31, 2026, the Company determined that an additional 144,732 shares became required to be issued to settle the remaining liability related to the 2025 RSUs. Upon completion of the required service period, 501,516 RSUs vested on March 31, 2026, of which 167,172 RSUs were settled in common stock in April 2026, and the remaining 334,344 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In September 2025, the Company also granted to its officers 300,000 RSUs that vest annually, in four equal installments, commencing from September 2026 and subject to continuous service.

Activity for Restricted Stock Units

The RSU activity under the 2024 Plan was as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	1,446	$2.53
Granted	145	$1.14
Vested and released	(93)	$2.69
Cancelled	(4)	$3.47
Balance as of March 31, 2026	1,494	$2.39
Vested and unreleased as of March 31, 2026	612	$1.48

As of March 31, 2026, there was $1.7 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.7 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Components of Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025

Cost of revenues	$10	$11
Research and development	127	146
Sales and marketing	34	34
General and administrative	274	320
Total	$445	$511

Stock-based compensation for the three months ended March 31, 2026 and 2025 primarily relates to the vesting of RSUs.

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2026, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For each of the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.1 million. The effective tax rate is (1.3)% and (1.5)% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company was not under examination by any taxing authority.

As of March 31, 2026, the Company had unrecognized tax benefits of $3.5 million, of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of March 31, 2026 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of March 31, 2026.

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

	March 31, 2026	December 31, 2025
Liability for severance payments, gross	$7,407	$7,859
Plan assets	(249)	(261)
Liability for severance payments, net	$7,158	$7,598

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$28,082	$7,334	$29,619	$8,711
Other current liabilities	36	2,821	38	2,611

For the three months ended March 31, 2026 and 2025, the Company recorded $0.5 million and $0.2 million of interest expense with Anapass, Inc., respectively, in the unaudited condensed consolidated statements of operations. Interest expense related to the Company's arrangements with Kyeongho Lee was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Penalties are incurred at 3.0% of principal per month on loans from Kyeongho Lee that are past their maturity dates, calculated daily until the principal and accrued interest are paid (see Note 6).

14. Segments and Information

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

	March 31, 2026	December 31, 2025
United States	$2,410	$2,643
South Korea	573	736
Total	$2,983	$3,379

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	March 31,
	2026	2025
Common stock warrants	42,838	26,273
Legacy GCT Earnout Shares	20,000	20,000
Unvested restricted stock units	882	1,043
Sponsor Earnout Shares	571	571
Convertible promissory notes	500	500
Options issued and outstanding	345	362
Total	65,136	48,749

Vested and unreleased RSUs are included in the calculation of basic and diluted net loss per share, even though they are not physically settled in shares of the Company's common stock.

16. Subsequent Events

Repayment of Borrowings

In April 2026, the Company partially repaid KRW 1.7 billion ($1.2 million) of the principal amount of the term loan agreement with Kyeongho Lee executed in November 2024.

KEB Hana Bank

In April 2026, the Company executed an amendment with KEB Hana Bank to extend the maturity date for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 2.9% to April 2027.

Mujin Electronics Co., Ltd.

In April 2026, the Company executed an amendment with Mujin Electronics Co., Ltd. to extend the maturity date for the principal amount of KRW 5.0 billion ($3.7 million) from April 2026 to October 2026.

At-Market Offering

From April 1, 2026 through May 11, 2026, the Company sold approximately 11.4 million shares of its common stock under the ATM Agreement for gross proceeds of approximately $17.8 million in cash, partially offset by $0.6 million of issuance costs. As of May 11, 2026, approximately 27.2 million shares of common stock remain available for future issuance under the ATM agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and related notes appearing elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and related notes included in our Form 10‑K (“Annual Report”) filing with the Securities and Exchange Commission (“SEC”) on March 25, 2026.

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

Our current product portfolio includes RF and modem chipsets based on 4th generation (“4G”), known as Long Term Evolution (“LTE”), technology offering a variety of chipsets differentiated by speed and functionality. These include 4G LTE, 4.5G LTE Advanced (twice the speed of LTE), and 4.75G LTE Advanced-Pro (four times the speed of LTE) chipsets. The Company also develops and sells cellular Internet of Things (“IoT”) chipsets for low-speed mobile networks such as eMTC/NB-IOT/Sigfox, and other network protocols. 5G chipset added to our portfolio recently, with commercial shipments in the fourth fiscal quarter of 2025.

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

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business but also pose risks and challenges, including those described in the section titled “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 25, 2026.

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

Recent downturns in the semiconductor industry have been attributed to a variety of factors, including global macroeconomic uncertainty, trade and geopolitical tensions including tariffs, weakness in end-market demand and pricing across semiconductor applications. In recent periods, portions of the semiconductor industry have experienced downturns driven by inventory corrections and reduced demand in certain end markets, while other segments have experienced increased investment and growth. These mixed industry conditions have impacted our business, as well as our suppliers, distributors, and end customers.

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

Service Revenues

Our service revenues are generated from the sale of mobile semiconductor platform solutions aimed at the 4G LTE and 5G industries, development services, technical advice, and maintenance services. Service revenues are generally recognized over time as the customer obtains control of the promised services. Service revenue may include licensing fees, which are recognized upon delivery of the license, generally at a point in time.

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

Other Income (Expense)

Interest Expense

Interest expense primarily consists of interest and amortization of related debt issuance costs related to our borrowings and penalties incurred on our borrowings that are past their maturity dates.

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

For the Three Months Ended March 31, 2026 and 2025

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended March 31,
	2026	2025	$ change	% change
Net revenues:
Product	$472	$91	$381	419%
Service	1,448	405	1,043	258%
Total net revenues	1,920	496	1,424	287%
Cost of net revenues:
Product	895	207	688	332%
Service	78	201	(123)	(61)%
Total cost of net revenues	973	408	565	138%
Gross profit	947	88	859	976%
Operating expenses:
Research and development	3,174	4,096	(922)	(23)%
Sales and marketing	1,158	1,118	40	4%
General and administrative	2,747	2,614	133	5%
Total operating expenses	7,079	7,828	(749)	(10)%
Loss from operations	(6,132)	(7,740)	1,608	(21)%
Interest expense	(1,809)	(1,070)	(739)	69%
Gain on foreign currency transactions, net	2,578	21	2,557	12,176%
Change in fair value of common stock forward liability	3	295	(292)	(99)%
Change in fair value of common stock warrant liabilities	(3,125)	1,649	(4,774)	(290)%
Change in fair value of convertible promissory notes	(1,286)	(19)	(1,267)	6,668%
Other income, net	35	1	34	3,400%
Loss before provision for income taxes	(9,736)	(6,863)	(2,873)	42%
Provision for income taxes	128	105	23	22%
Net loss	$(9,864)	$(6,968)	$(2,896)	42%

Net Revenues

Net revenues increased by $1.4 million, from $0.5 million for the three months ended March 31, 2025 to $1.9 million for the three months ended March 31, 2026. This change was due to an increase of $0.4 million in product sales and $1.0 million in service revenues.

Product sales increased by $0.4 million, from $0.1 million for the three months ended March 31, 2025 to $0.5 million for the three months ended March 31, 2026. The sales of our LTE platforms increased by $0.3 million dollars for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Additionally, the sales of our 5G platforms contributed $0.1 million to our product sales during the three months ended March 31, 2026, and there were no 5G platform sales during the three months ended March 31, 2025.

Service revenues increased by $1.0 million, from $0.4 million for the three months ended March 31, 2025 to $1.4 million for the three months ended March 31, 2026. The increase was due to the addition of 5G revenue during the three months ended March 31, 2026, which contributed $1.4 million to our service revenue, and there was no 5G service revenue during the three months ended March 31, 2025. This increase was partially offset by a $0.4 million decrease in LTE service revenue as our service project portfolio shifted to 5G service offerings.

Cost of Net Revenues

Cost of net revenues increased by $0.6 million, from $0.4 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026. This increase was primarily driven by higher direct costs resulting from increased unit volume.

Product costs increased by $0.7 million, from $0.2 million for the three months ended March 31, 2025 to $0.9 million for the three months ended March 31, 2026. The increase was primarily attributable to $0.4 million in higher platform costs for LTE and 5G products, to support increased sales volumes. Additionally, production overhead and depreciation charges increased by $0.2 million each during the three months ended March 31, 2025, which was primarily related to 5G equipment and overheads.

Changes in service costs were nominal.

Our gross margin increased to 49% for the three months ended March 31, 2026 from 18% for the three months ended March 31, 2025 primarily due to changes in the revenue mix. Specifically, we generated higher margins from our service offerings and increased the share of 5G and LTE platform sales during the first fiscal quarter of 2026.

Research and Development Expenses

Research and development expenses decreased by $0.9 million, from $4.1 million for the three months ended March 31, 2025 to $3.2 million for the three months ended March 31, 2026. This decrease was primarily driven by a $0.5 million reduction in project-specific intellectual property expenses incurred in the first fiscal quarter of 2026 and a $0.4 million reduction in professional services provided by Alpha for the design of 5G chip products after the completion of this development project in the second quarter of 2025.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $1.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses remained consistent at $2.7 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense

Interest expense increased by $0.7 million, from $1.1 million for the three months ended March 31, 2025 to $1.8 million for the three months ended March 31, 2026. This increase was primarily due to the penalties incurred on our outstanding loans that are past their maturity dates.

Gain on Foreign Currency Transactions, net

Foreign currency transactions resulted in a gain of $2.6 million for the three months ended March 31, 2026 and a nominal gain for the three months ended March 31, 2025. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. The gain in the first quarter of 2026 was driven by higher appreciation of the U.S. dollar against the South Korean won compared to the first quarter of 2025.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $3.1 million for the three months ended March 31, 2026 and a gain of $1.6 million for the three months ended March 31, 2025. The loss in the first quarter of 2026 was driven by a $1.4 million loss from private warrants due to increased volatility, and a $1.7 million loss from public warrants resulting from an increase in their quoted market price. The gain in the first quarter of fiscal 2025 was primarily driven by changes in the fair value of our common stock during the three months ended March 31, 2025.

Change in Fair Value of Convertible Promissory Notes

Losses from changes in fair value of convertible promissory notes were $1.3 million and nominal for the three months ended March 31, 2026 and 2025, respectively. This increase in expense in the first fiscal quarter of 2026 reflected the fair value adjustment of the notes and the associated discount at the time of settlement of common stock.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, the issuance of capital stock, and the exercise of stock options.

With limited exceptions, we have incurred, and expect to continue to incur, significant operating losses. For the three months ended March 31, 2026, we had a net loss of $9.9 million. For the three months ended March 31, 2026, we used $7.4 million in cash in operating activities. As of March 31, 2026, we had an accumulated deficit of $615.3 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or on the amounts and classification of liabilities, that might be necessary if we are unable to obtain adequate financing in the future. We undertake various activities to finance our operations, as further discussed below.

B. Riley Purchase Agreement

In April 2024, we entered into the Purchase Agreement and a related registration rights agreement (the “Registration Rights Agreement”) with B. Riley for an equity line of credit facility (“ELOC”). Pursuant to the ELOC, we have the right but not the obligation, to sell, from time to time, to B. Riley up to $50.0 million in aggregate gross purchase price of shares of our common stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through March 31, 2026, we sold an aggregate of 2,438,737 shares of our common stock for $9.9 million under the ELOC and received cash proceeds of $8.7 million, after B. Riley withheld $1.0 million against the outstanding amounts payable. We have not sold any shares since April 2025.

At-Market Offering

In April 2025, we executed an at-market issuance sales agreement (“ATM Agreement”) with B. Riley and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Agreement allows us to sell our common stock for gross proceeds of up to $75.0 million from time to time, through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). As there is no commitment for future sales of additional shares under the ATM Agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the three months ended March 31, 2026, we received net proceeds of approximately $12.3 million in cash related to the ATM Offering.

Related Party Borrowings from Dr. Kyeongho Lee and Anapass, Inc.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee (“Kyeongho Lee”), the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, originally maturing in December 2024 and January 2025, respectively. In October 2025, we partially repaid to Kyeongho Lee $1.4 million of the term loans originally entered into in December 2024. In January and April 2026, we partially repaid to Kyeongho Lee $0.9 million and $1.2 million of the term loan originally entered in November 2024. The remainder of the term loans originally entered into in November and December 2024 are outstanding as of March 31, 2026. In January 2025, we entered into a term loan agreement with Kyeongho Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of March 31, 2026. For the three months ended March 31, 2026, we incurred penalties of 3% of principal per month on loans in the amount of $0.6 million that are past their maturity dates, calculated daily until the principal and accrued interest are paid. Outstanding penalties payable to Kyeongho Lee as of March 31, 2026 are $2.7 million.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $2.1 million maturing in July 2026. In August 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $1.4 million maturing in August 2026. In September 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $10.7 million maturing in September 2026. In July 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in July 2016 with a principal of $4.5 million, from July 2025 to July 2026. In November 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in May 2022 with a principal of $2.2 million, from November 2025 to November 2026. In December 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in December 2024 with a principal of $3.4 million from December 2025 to December 2026. In March 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in March 2025 with a principal of $3.1 million from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%.

2024 Convertible Promissory Notes

In February 2026, we executed an amendment to extend the maturity date of the 2024 convertible promissory notes from February 2026 to February 2028. In connection with the execution of this amendment, we issued a warrant to purchase 500,000 shares of our common stock to a holder of the 2024 convertible promissory notes (“February 2026 Warrant”). The February 2026 Warrant was immediately exercisable at $2.50 per share and will expire three years following the issuance date.

Indigo Convertible Promissory Notes

In December 2025, we entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes” or “Indigo Facility”). Each Indigo Note will be issued at a purchase price equal to 93% of its principal amount and matures 24 months from its issuance date and is convertible into our common stock at any time on or before its maturity date unless redeemed by us. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of our common stock over the three trading days immediately preceding Indigo's submission of a conversion notice. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and we have an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a 7% premium on the principal amount redeemed, increasing to 14% if redeemed between 18 months and maturity.

In December 2025, we issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million, reflecting the discount at issuance. In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. During the three months ended March 31, 2026, we issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million, reflecting the discount at issuance. During the three months ended March 31, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of common stock. No Indigo Notes remained outstanding as of March 31, 2026.

Obsidian Convertible Promissory Notes

In March 2026, we entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes” or “Obsidian Facility”). Through March 31, 2026, no Obsidian Notes have been issued.

Each Obsidian Note will be issued at a purchase price equal to 96.5% of its principal amount. Each Obsidian Note will mature 24 months from its issuance date and is convertible into our common stock at any time on or before its maturity date unless redeemed by us. The conversion price is 95% of the reference price, which is calculated as the lowest VWAP of our common stock over the three trading days prior to the submission of a conversion notice by Obsidian. No interest is payable on the Obsidian Notes, and we have an optional redemption right beginning 12 months following the issuance of the Obsidian Notes. Redemption between 12 and 18 months from issuance carries a 7% premium on the principal amount redeemed, increasing to 14% if redeemed between 18 months and maturity.

Additional Liquidity Needs

We expect significant ongoing operating expenditures to be necessary to successfully implement our business plan and market our products. Production shipments of our 5G products commenced in the fourth quarter of 2025, and we expect continued significant related expenditures, including production-related costs such as mask sets, wafers, and assembly and test costs, most of which will be incurred prior to the commencement of manufacturing and production.

As of March 31, 2026, our existing sources of liquidity include $7.2 million in cash and cash equivalents. Our internal sources of liquidity consist primarily of cash on hand and cash generated from operations (which has historically been negative). Our external sources include our ability to raise capital under our shelf registration statement, including the ATM, ELOC, the Indigo Facility and Obsidian Facility, and debt financings and extensions with lenders, including related parties. These external sources represent potential unused liquidity; however, the amount and timing of any proceeds depend on market conditions, contractual limitations, and our ability to satisfy applicable conditions. As of March 31, 2026, we have borrowings with a total principal amount of $52.1 million, which are contractually due within 12 months from this Quarterly Report. In addition, we have borrowings with a total principal amount of $0.7 million and a convertible promissory note with a principal amount of $5.0 million, which are contractually due between one and three years from this Quarterly Report. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

If we do not have sufficient funds to make such payments, or if we cannot extend the terms of our existing commercial loans or to raise additional capital through equity or debt offerings, the payments can be delayed, which may adversely affect our business operations and financial performance. While we believe we will be able to secure additional capital and funding in the next 12 months to sustain our operations, there remains a substantial doubt about our ability to continue as a going concern. For a more detailed description of such risks, please see the section entitled “Risk Factors” disclosed in our Annual Report filed with the SEC on March 25, 2026.

We intend to mitigate the risk of a working capital deficit by continuing to pursue our 5G sales strategy and execute appropriate actions to secure funding as a publicly traded company, including the extension and refinancing of existing loans, public or private equity offerings, debt financings, and other means. In the second fiscal quarter of 2025, we filed a universal shelf registration statement on Form S-3 that allows us to raise up to $200.0 million through the issuance of our securities, including the $75.0 million for the ATM Offering.We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

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

Cash Flow Comparison for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(7,429)	$(7,951)
Net cash used in investing activities	(65)	(118)
Net cash provided by financing activities	14,140	7,697
Effect of exchange rate changes on cash and cash equivalents	(51)	(24)
Net change in cash and cash equivalents	$6,595	$(396)

Overview of Cash Flows

During the three months ended March 31, 2026 and 2025, we funded our operations primarily through financing activities. This included the proceeds from the issuance of debt instruments, primarily to third parties in the first fiscal quarter of 2026 and related parties in the first fiscal quarter of 2025. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding borrowings will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $7.4 million during the three months ended March 31, 2026, was primarily attributable to our net loss of $9.9 million and a net change in our operating assets and liabilities of $3.6 million, partially offset by non-cash adjustments of $6.0 million. Non-cash adjustments consisted primarily of a $3.1 million loss from the change in fair value of warrant liabilities, a $1.3 million loss from the change in fair value of convertible promissory notes, a $0.6 million increase in provision for credit losses, $0.4 million in stock-based compensation, $0.3 million in depreciation and amortization charges, $0.2 million in amortization of operating lease right-of-use assets and $0.2 million related to the fair value of common stock warrants issued in connection with a convertible note extension. The change in our operating assets and liabilities of $3.6 million primarily resulted from a decrease of $2.5 million in accrued and other current liabilities, an increase of $0.6 million in inventory, an increase of $0.5 million in prepaid expenses and other current assets, an increase of $0.4 million in accounts receivable, and a decrease of $0.2 million in lease liabilities, partially offset by a decrease of $0.3 million in contract assets, an increase of $0.1 million in contract liabilities, and an increase of $0.1 million in other liabilities.

Cash used in operating activities of $8.0 million during the three months ended March 31, 2025 was primarily attributable to our net loss of $7.0 million, non-cash adjustments of $0.8 million, and a net change in our operating assets and liabilities of $0.2 million. Non-cash adjustments consisted primarily of a $1.6 million gain from the change in fair value of warrant liabilities and a $0.3 million gain from the change in fair value of common stock forward liability, partially offset by $0.5 million in stock-based compensation, a $0.3 million increase in provision for credit losses, $0.2 million in depreciation and amortization charges, and $0.2 million in amortization of operating lease right-of-use assets. The change in our operating assets and liabilities of $0.2 million primarily resulted from a decrease of $1.9 million in accrued and other current liabilities, an increase of $0.4 million in contract assets, a decrease of $0.2 million in other liabilities, a decrease of $0.2 million in lease liabilities, an increase of $0.1 million in inventory, and a decrease of $0.1 million in other taxes payable, partially offset by a decrease of $1.1 million in prepaid expenses and other current assets, a decrease of $0.9 million in accounts receivable, an increase of $0.4 million in accounts payable, and an increase of $0.2 million in net defined benefit liabilities.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2026 and 2025 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $14.1 million during the three months ended March 31, 2026, consisted of $12.7 million in proceeds from the issuance of common stock under the at-market agreement and $2.8 million in proceeds from the issuance of convertible promissory notes, partially offset by a $0.9 million repayment of our bank borrowings and a $0.4 million payment of common stock issuance costs.

Cash provided by financing activities of $7.7 million during the three months ended March 31, 2025 consisted of $7.5 million in proceeds from borrowings and $0.2 million in proceeds received from the issuance of common stock to B. Riley under the Purchase Agreement.

Commitments and Contractual Obligations

We have material commitments and contractual obligations, including leases, purchase commitments, and research and development agreements. We have various operating leases, under which we lease office equipment and office space. The operating leases have various expiration dates through 2028.

We have certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services, and we have entered into a material research and development agreement. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding our additional commitments and contractual obligations.

We have certain debt agreements in place related to convertible promissory notes and borrowings. See Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding our debt arrangements.

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

There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition,” “Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” disclosed in our Annual Report filed with the SEC on March 25, 2026, except that from the Closing we have certain contracts in our own equity that are subject to liability classification and remeasurement each reporting periods.

Revenue Recognition

Our revenues are generated from the sale of mobile semiconductor solutions, including products and platform solutions for the LTE and 5G industries, as well as development services, and technical advice and maintenance services.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial condition of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based on the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could materially affect the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $4.6 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively.

Fair Value of Convertible Promissory Notes

We have made an election to account for certain promissory notes under the fair value option. The convertible promissory notes are recorded at their initial fair value on the date of issuance and then are adjusted to fair value upon any modification and at each balance sheet date thereafter. Changes in the estimated fair value of the convertible promissory notes are recognized as non-cash gains or losses in the unaudited condensed consolidated statements of operations within other income (expenses), net.

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

JOBS Act Accounting and Emerging Growth Company Elections

We are an “emerging growth company” (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of the public companies’ effective dates.

Our EGC status commenced upon the completion of the initial public offering of Concord III in November 2021 and is expected to continue for up to five years from this date through November 2026, unless certain disqualifying events occur earlier, such as achieving large accelerated filer status.

Smaller Reporting Company Status

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an EGC. We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company”, as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business, become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in our Annual Report filed with the SEC on March 25, 2026. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits.

Exhibit Index
Exhibit No.	Description
4.1	Form of Convertible Promissory Notes issued to Obsidian Global GP LLC (incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 25, 2026).
4.2

Form of Warrant, dated as of February 24, 2026, issued by GCT Semiconductor Holding, Inc. to the Holder (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 25, 2026).

10.1

Amendment No. 1 to Loan Agreement, dated March 20, 2026, by and between Anapass Inc. and GCT Research, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 25, 2026).

10.2

Convertible Promissory Note Purchase Agreement, dated as of March 25, 2026, by and between GCT Semiconductor Holding, Inc. and Obsidian Global GP LLC (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 25, 2026).

10.3

Amendment No. 1 to Convertible Promissory Note, dated as of February 24, 2026, by and between GCT Semiconductor, Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 25, 2026).

10.4

Warrant Issuance Agreement, dated as of February 24, 2026, by and between GCT Semiconductor Holding, Inc. and the Holder (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on February 25, 2026).

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

GCT Semiconductor Holding, Inc.

Date: May 12, 2026	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: May 12, 2026	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer