Form 10-Q
period 2026-06-30
GCT Semiconductor Holding, Inc.
filed 2026-08-10
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 91,969,726 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the imposition of duties, tariffs, and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments, which have been and may continue to be subject to legal challenge, invalidation, and reimposition in modified form;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,228	$590
Accounts receivable, net	1,148	2,597
Inventory	1,464	947
Contract assets	5,143	5,432
Prepaid expenses and other current assets	8,683	2,318
Total current assets	46,666	11,884
Property and equipment, net	2,493	2,671
Operating lease right-of-use assets	337	708
Other assets	336	381
Total assets	$49,832	$15,644
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$218	$628
Contract liabilities	81	—
Accrued and other current liabilities	17,074	21,680
Common stock forward liability	—	3
Borrowings	39,053	56,589
Operating lease liabilities, current	316	686
Total current liabilities	56,742	79,586
Long-term borrowings	11,028	—
Convertible promissory notes, net of current	5,184	6,046
Net defined benefit liabilities	7,439	7,598
Long-term operating lease liabilities	31	41
Other taxes payable	2,368	2,265
Warrant liabilities	18,315	2,870
Other liabilities	741	531
Total liabilities	101,848	98,937
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of June 30, 2026 and December 31, 2025; 91,964 and 58,137 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	6
Additional paid-in capital	580,837	520,925
Accumulated other comprehensive income	2,785	1,181
Accumulated deficit	(635,647)	(605,405)
Total stockholders’ deficit	(52,016)	(83,293)
Total liabilities and stockholders’ deficit	$49,832	$15,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Product	$402	$408	$874	$499
Service	569	774	2,017	1,179
Total net revenues	971	1,182	2,891	1,678
Cost of net revenues:
Product	1,041	582	1,936	789
Service	156	222	234	423
Total cost of net revenues	1,197	804	2,170	1,212
Gross profit (loss)	(226)	378	721	466
Operating expenses:
Research and development	3,289	3,514	6,463	7,610
Sales and marketing	1,087	1,021	2,245	2,139
General and administrative	2,813	3,435	5,560	6,049
Total operating expenses	7,189	7,970	14,268	15,798
Loss from operations	(7,415)	(7,592)	(13,547)	(15,332)
Interest expense	(1,212)	(1,532)	(3,021)	(2,602)
Gain (loss) on foreign currency transactions, net	780	(3,217)	3,358	(3,196)
Change in fair value of common stock forward liability	—	—	3	295
Change in fair value of common stock warrant liabilities	(12,320)	(1,010)	(15,445)	639
Change in fair value of convertible promissory notes	(220)	(157)	(1,506)	(176)
Other income, net	117	9	152	10
Loss before provision for income taxes	(20,270)	(13,499)	(30,006)	(20,362)
Provision for income taxes	108	39	236	144
Net loss	$(20,378)	$(13,538)	$(30,242)	$(20,506)
Net loss per common share:
Basic and diluted	$(0.25)	$(0.26)	$(0.41)	$(0.41)
Weighted average common shares outstanding, basic and diluted	82,556	51,703	74,358	49,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive loss, net of taxes:
Net loss	$(20,378)	$(13,538)	$(30,242)	$(20,506)
Foreign currency translation adjustment	416	(1,692)	1,604	(1,743)
Comprehensive loss	$(19,962)	$(15,230)	$(28,638)	$(22,249)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of December 31, 2025	58,137	$6	$520,925	$1,181	$(605,405)	$(83,293)
Issuance of common stock under at-market agreement, net of issuance costs	10,009	1	12,281	—	—	12,282
Issuance of common stock upon conversion of convertible promissory note	4,359	—	5,158	—	—	5,158
Issuance of common stock upon exercise of stock options	1	—	1	—	—	1
Issuance of common stock warrants in connection with extension of a convertible promissory note	—	—	155	—	—	155
Release of vested restricted stock units	93	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(8)	—	—	(8)
Stock-based compensation	—	—	445	—	—	445
Foreign currency translation adjustment	—	—	—	1,188	—	1,188
Net loss	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2026	72,593	7	538,957	2,369	(615,269)	(73,936)
Issuance of common stock under at-market agreement, net of issuance costs	19,186	2	41,534	—	—	41,536
Release of vested restricted stock units	171	—	—	—	—	—
Issuance of common stock upon exercise of stock options	14	—	2	—	—	2
Stock-based compensation	—	—	344		—	344
Foreign currency translation adjustment	—	—	—	416	—	416
Net loss	—	—	—	—	(20,378)	(20,378)
Balance as of June 30, 2026	91,964	$9	$580,837	$2,785	$(635,647)	$(52,016)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2024	47,987	$5	$501,195	$1,518	$(562,033)	$(59,315)
Issuance of common stock under common stock purchase agreement	74	—	189	—	—	189
Issuance of common stock upon exercise of stock options	173	—	19	—	—	19
Release of vested restricted stock units	19	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(11)	—	—	(11)
Stock-based compensation	—	—	511	—	—	511
Foreign currency translation adjustment	—	—	—	(51)	—	(51)
Net loss	—	—	—	—	(6,968)	(6,968)
Balance as of March 31, 2025	48,247	5	501,903	1,467	(569,001)	(65,626)
Issuance of common stock under common stock purchase agreement	1	—	1	—	—	1
Issuance of common stock under at-market agreement	298	—	471	—	—	471
Issuance of common stock and common stock warrants in a registered direct offering	7,006	1	9,893	—	—	9,894
Issuance of common stock upon exercise of stock options	14	—	2	—	—	2
Release of vested restricted stock units	218	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	512
Foreign currency translation adjustment	—	—	—	(1,692)	—	(1,692)
Net loss	—	—	—	—	(13,538)	(13,538)
Balance as of June 30, 2025	55,784	$6	$512,782	$(225)	$(582,539)	$(69,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(30,242)	$(20,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	331
Amortization of right-of-use assets	346	349
Stock-based compensation	789	1,023
Change in provision for credit losses	1,129	1,366
Change in fair value of common stock forward liability	(3)	(295)
Change in fair value of warrant liabilities	15,445	(639)
Change in fair value of convertible promissory notes	1,506	176
Fair value of common stock warrants issued in connection with convertible note extension	155	—
Changes in operating assets and liabilities:
Accounts receivable	320	548
Inventory	(517)	(18)
Contract assets	289	(855)
Prepaid expenses and other current assets	(6,412)	1,346
Other assets	44	79
Accounts payable	(411)	(483)
Contract liabilities	81	(24)
Accrued and other current liabilities	(7,249)	1,188
Net defined benefit liabilities	381	1,132
Other taxes payable	(47)	(324)
Lease liabilities	(355)	(794)
Other liabilities	216	(189)
Net cash used in operating activities	(23,985)	(16,589)
Investing activities:
Purchases of property and equipment	(386)	(209)
Net cash used in investing activities	(386)	(209)
Financing activities:
Proceeds from borrowings	—	7,500
Proceeds from issuance of common stock under common stock purchase agreement	—	190
Proceeds from issuance of common stock under at-market agreement	55,653	487
Proceeds from issuance of common stock and common stock warrants in a registered direct offering	—	11,000
Proceeds from exercise of stock options	3	21
Payment of common stock issuance costs	(1,835)	(847)
Tax withholding on restricted stock units	(8)	(11)
Proceeds from issuance of convertible promissory notes	2,790	—
Repayments of borrowings	(2,612)	(2,212)
Net cash provided by financing activities	53,991	16,128
Effect of exchange rate changes on cash and cash equivalents	18	501
Net change in cash and cash equivalents	29,638	(169)
Cash and cash equivalents at beginning of period	590	1,435
Cash and cash equivalents at end of period	$30,228	$1,266
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,538	$2,711
Cash paid for income taxes	$237	$65
Cash paid for operating leases	$364	$361
Non-cash financing activities:
Unpaid common stock issuance costs included in accounts payable	$—	$275
Issuance of common stock from conversion of convertible promissory notes	$5,158	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$61

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets, liabilities, and commitments in the normal course of business. Through June 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $635.6 million as of June 30, 2026. The Company’s existing sources of liquidity as of June 30, 2026 include cash and cash equivalents of $30.2 million. The Company has historically funded operations primarily through the issuance of capital stock and the incurrence of debt. The Company remains dependent on additional fundraising in order to sustain its ongoing operations.

In April 2025, the Company entered into an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents, pursuant to which the Company may sell shares of its common stock through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). In June 2026, the Company amended the ATM Agreement to increase the maximum aggregate gross proceeds from $75.0 million to $120.0 million. During the six months ended June 30, 2026, the Company received gross proceeds of approximately $55.7 million and incurred issuance costs of approximately $1.8 million related to the ATM Offering (see Note 8).

In December 2025, the Company entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes”). During the six months ended June 30, 2026, the Company received gross proceeds of $2.8 million from the issuance of three Indigo Notes with a principal amount $1.0 million each (see Note 6).

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes”). Through June 30, 2026, no Obsidian Notes have been issued.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These judgments, estimates, and assumptions are used for, but not limited to, revenue recognition, provision for credit losses, deferred income taxes and related valuation allowances, inventory obsolescence, recoverability of long-lived assets, certain accrued expenses, stock-based compensation, determination of the fair value of the Company’s financial instruments, including convertible promissory notes, warrant liabilities, stock options, and common stock forward liability. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates, and these differences may be material.

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company had a provision for credit losses of approximately $5.2 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	June 30, 2026	December 31, 2025
Customer B	18%	18%
Customer F	24%	23%
Customer H	15%	14%
Customer K	29%	28%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Customer A	*%	30%	*%	25%
Customer B	16%	*%	16%	*%
Customer L	*%	11%	*%	*%
Customer M	—%	17%	—%	34%
Customer O	—%	25%	—%	18%
Customer Q	60%	—%	68%	—%

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

average exchange rates during the reporting period. Translation adjustments are included in accumulated other comprehensive income or loss within stockholders’ deficit.

Gains and losses resulting from transactions denominated in a currency other than the functional currency are presented separately in the unaudited condensed consolidated statements of operations.

For each of the three and six months ended June 30, 2026, the Company recognized a nominal realized foreign currency exchange gain. For the three and six months ended June 30, 2026, the Company recognized unrealized foreign currency exchange gains of $0.8 million and $3.3 million, respectively.

For each of the three and six months ended June 30, 2025, the Company recognized realized foreign currency exchange losses of $0.4 million. For the three and six months ended June 30, 2025, the Company recognized unrealized foreign currency exchange losses of $2.8 million and $2.7 million, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. The Company has made this election as the fair value option better reflects the underlying economics within convertible promissory notes. Through June 30, 2026, there were no changes in the instrument-specific credit risk that are required to be presented as a component of accumulated other comprehensive income.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$611	$641	$2,043	$1,044
China	267	56	575	70
South Korea	65	—	243	—
Taiwan	26	353	30	422
Other	2	132	—	142
Total	$971	$1,182	$2,891	$1,678

4. Fair Value of Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,184	$5,184
Warrant liabilities	8,453	—	9,862	18,315

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$6,046	$6,046
Warrant liabilities	1,380	—	1,490	$2,870
Common stock forward liability	—	—	3	$3

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	June 30, 2026	December 31, 2025
Convertible promissory notes, net of current	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$5,184	$4,939
Convertible promissory notes, net of current	Discounted Cash Flow (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	—	1,107
Warrant liabilities associated with Private Warrants	Black-Scholes-Merton Model (“BSM”)	Exercise price, term to expiration, volatility, risk-free rate	9,862	1,490
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	—	3

As of June 30, 2026, the key inputs for the convertible promissory notes using the BLM were as follows: stock price of $2.97, volatility of 102.60%, remaining term of 1.7 years, risk-free rate of 4.09%, and credit spread of 5.50%. The settlement date fair value of the Indigo Notes was determined based on the fair value of the Company’s common stock issued.

As of June 30, 2026, the key inputs used to measure the liability-classified warrants to purchase the Company’s common stock initially issued by the predecessor reporting entity (“Private Warrants”) using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 2.7 years, volatility of 127.20%, and a risk-free rate of 4.10%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2025	$6,046
Borrowing	2,790
Conversion	(5,158)
Change in fair value	1,286
As of March 31, 2026	4,964
Change in fair value	220
As of June 30, 2026	$5,184

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2025	$2,870
Change in fair value	3,125
As of March 31, 2026	5,995
Change in fair value	12,320
As of June 30, 2026	$18,315

The following table sets forth a summary of the changes in the fair value of the common stock forward liability, which was fully settled as of March 31, 2026 (in thousands):

As of December 31, 2025	$3
Change in fair value	(3)
As of March 31, 2026	$—

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$171	$208
Work-in-process	671	196
Finished goods	622	543
Total inventory	$1,464	$947

There were no inventory write-downs during the six months ended June 30, 2026 and 2025.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid inventory	$7,322	$1,099
Prepaid insurance and other expenses	905	757
Lease deposit	377	408
Other receivables and current assets	79	54
Total prepaid expenses and other current assets	$8,683	$2,318

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued payables	$5,328	$7,638
Payroll and related expenses	5,845	8,168
Other taxes payable	3,960	4,220
Professional fees	947	937
Interest payable	868	594
Other	126	123
Total accrued and other current liabilities	$17,074	$21,680

Contract Assets

The following represents the activity related to contract assets (in thousands):

June 30,
2026
Beginning of period	$5,432
Service revenue amounts invoiced during period	(2,238)
Unbilled service revenue recognized	1,949
End of period	$5,143

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	June 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$5,184	$5,000	$4,939
Indigo convertible promissory note	—	—	1,000	1,107
Total convertible promissory notes	5,000	5,184	6,000	6,046
Borrowings:
KEB Hana Bank	5,838	5,838	6,271	6,271
IBK Industrial Bank	5,968	5,968	6,412	6,412
Mujin Electronics Co., Ltd.	3,244	3,244	3,485	3,485
Anapass, Inc., related party	27,571	27,571	29,619	29,619
i Best Investment Co., Ltd.	1,946	1,946	2,091	2,091
Kyeongho Lee, related party	5,514	5,514	8,711	8,711
Total borrowings	$50,081	50,081	$56,589	56,589
Less: current portion of borrowings		(39,053)		(56,589)
Long-term borrowings		$11,028		$—

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Expected future minimum principal payments under the Company’s total debt are as follows as of June 30, 2026 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2026, remainder	$—	$35,485	$35,485
2027	—	14,596	14,596
2028	5,000	—	5,000
Total debt	$5,000	$50,081	$55,081

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million with an original maturity date in February 2026 and bears an annual interest rate of 5.0%. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of the Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. In February 2026, the Company executed an amendment to this convertible promissory note to extend the maturity date from February 2026 to February 2028. In connection with the execution of this amendment, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to a holder of the 2024 convertible promissory notes (“February 2026 Warrant”). The February 2026 Warrant was immediately exercisable at $2.50 per share and will expire three years following the issuance date. The fair value of the February 2026 Warrant issued of $0.2 million was recorded within interest expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2026. As of June 30, 2026, the remaining principal and interest amount related to the 2024 convertible promissory notes of $5.6 million was outstanding.

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

In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. During the three months ended March 31, 2026, the Company issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million based on the discount upon issuance. During the three months ended March 31, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of the Company’s common stock. No Indigo Notes were issued during the three months ended June 30, 2026. No Indigo Notes remained outstanding as of June 30, 2026.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Obsidian Convertible Promissory Notes Purchase Agreement

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian, which provides a facility for the issuance of Obsidian Notes up to $20.0 million in aggregate, which remained fully available as of June 30, 2026. No Obsidian Notes were issued during the three and six months ended June 30, 2026. No Obsidian Notes remained outstanding as of June 30, 2026.

Each Obsidian Note will be issued at a purchase price equal to 96.5% of its principal amount. Each Obsidian Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 95% of the reference price, which is calculated as the average VWAP of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Obsidian. No interest is payable on the Obsidian Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Obsidian Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity.

Borrowings Pursuant to Term Loan and Security Agreements

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the applicable historical exchange rates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6% and annual interest rates ranging between 2.9%-4.0% as of June 30, 2026), paid monthly, and maturing in July 2017. The terms of such unsecured term loan agreement have been extended annually for additional one-year terms since 2017, and the maturity date was July 2024. In April 2024, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to April 2025 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.5%. In July 2024, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to July 2025 for the principal amount of KRW 8.0 billion ($6.0 million) with an annual interest rate of 4.9%. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). In April 2025, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to April 2026 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 3.1%. In July 2025, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to July 2026 for the principal amount of KRW 8.0 billion ($5.6 million) with an annual interest rate of 4.0%. In April 2026, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to April 2027 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 2.9%. In July 2026, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to July 2027 for the principal amount of KRW 8.0 billion ($5.2 million) with an annual interest rate of 5.3%.

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan had a maturity date in November 2025 and bore an annual interest rate of 4.1%. In June 2025, the Company executed an amendment to this term loan with IBK Industrial Bank to change the annual interest rate from 4.1% to 4.0%, effective June 12, 2025. In November 2025, the Company executed an amendment to this term loan with IBK Industrial Bank to extend the maturity date to November 2026 and change the annual interest rate from 4.0% to 3.6%.

Mujin Electronics Co., Ltd.

In July 2024, the Company executed an agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining balance of the term loan originally entered into with M-Venture Investment, Inc. with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of the assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. In October 2024, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to extend the maturity date to June 2025. In June 2025, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to further extend the maturity date to October 2025. In October 2025, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to further extend the maturity date to December 2025. In December 2025, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to further extend the maturity date to April 2026. In April 2026, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to further extend the maturity date to October 2026.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a term loan. Interest-only payments are due monthly at 5.5% per annum and the principal amount of the term loan was due on the maturity date of July 2024. In July 2024, the Company and Anapass, Inc. amended the loan agreement to extend the maturity date from July 2024 to July 2025. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 7). In July 2025, the Company entered into an amendment to this term loan with Anapass, Inc., to extend the maturity date from July 2025 to July 2026. In July 2026, the Company partially repaid KRW 2.0 billion ($1.3 million) of the promissory note issued to Anapass, Inc. and entered into an amendment to this promissory note with Anapass, Inc. to extend the maturity date of the promissory note with the remaining outstanding principal of KRW 4.0 billion ($2.6 million) from July 2026 to July 2027 and change the annual interest rate from 5.5% to 7.0%.

In May 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million). The term loan had maturity date in May 2024 and bore an annual interest rate of 5.5%. In May 2024, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from May 2024 to May 2025. In May 2025, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from May 2025 to November 2025. In November 2025, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from November 2025 to November 2026 and change the annual interest rate from 5.5% to 7.0%.

In September 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.0 billion ($3.0 million). The term loan had maturity date in September 2024 and bore an annual interest rate of 5.5%. In September 2024, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from September 2024 to September 2025. In September 2025, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from September 2025 to September 2026 and change the annual interest rate from 5.5% to 7.0%.

In December 2024, the Company entered into a new term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.4 million). The term loan had a maturity date in December 2025 and bore an annual interest rate of 6.5%. In December 2025, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from December 2025 to December 2026 and change the annual interest rate from 6.5% to 7.0%.

In March 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.5 billion ($3.1 million). The term loan had a maturity date in March 2026 and bore an annual interest rate of 6.5%. In March 2026, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%.

In July 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.1 million). The term loan had a maturity date in July 2026 and bore an annual interest rate of 6.5%. In July 2026, the Company executed an amendment to this term loan with Anapass, Inc. to extend the maturity date from July 2026 to July 2027 and change the annual interest rate from 6.5% to 7.0%.

In August 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 2.0 billion ($1.4 million). The term loan has a maturity date in August 2026 and bears an annual interest rate of 6.5%. In August 2026, the Company executed an amendment to this term loan with Anapass, Inc. to extend the maturity date from August 2026 to August 2027 and change the annual interest rate from 6.5% to 7.0%.

In September 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 15.0 billion ($10.7 million). The term loan has a maturity date in September 2026 and bears an annual interest rate of 7.0%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

i Best Investment Co., Ltd

Between 2022 and 2023, the Company entered into multiple term loans and security agreements with i Best Investment Co., Ltd. pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans had a maturity date in June 2024 and bear an annual interest rate of 6.5%. In June 2024, the Company executed an amendment with the i Best Investment Co., Ltd. to extend the maturity date from June 2024 to August 2024 for its first draw, fifth draw and sixth draw. In December 2023, the Company made a $0.8 million repayment of the outstanding principal and interest on its second draw. In March 2024, the Company repaid $2.3 million of the outstanding principal and interest amount of its fourth draw. In June 2024, the Company repaid in full the term loans with a principal amount of $1.4 million outstanding on its third draw. In July 2024, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from August 2024 to February 2025 for its first draw, fifth draw and sixth draw. In October 2024, the Company executed an amendment to this term loan with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its sixth draw.

In February 2025, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from February 2025 to May 2025 for its first draw and fifth draw. In May 2025, the Company executed an amendment with i Best Investment Co., Ltd. to extend the maturity date from May 2025 to June 2025 for its first and fifth draw. In May 2025, the Company paid in full the term loans with a principal amount of $1.5 million outstanding on its fifth and sixth draw. In June 2025, the Company made a $0.7 million repayment of the principal amount of its first draw and extended the maturity date from June 2025 to December 2025 for the remaining principal amount of $2.2 million for its first draw. In December 2025, the Company executed an amendment to this term loan with i Best Investment Co., Ltd. to extend the maturity date from December 2025 to June 2026. In June 2026, the Company executed an amendment to this term loan with i Best Investment Co., Ltd. to extend the maturity date from June 2026 to September 2026. In July 2026, the Company partially repaid KRW 1.0 billion ($0.6 million) of the outstanding principal amount on its first draw, resulting in KRW 2.0 billion ($1.3 million) outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

Kyeongho Lee, Related Party

Between 2017 and 2021, the Company entered into multiple promissory note and term loan agreements with Kyeongho Lee pursuant to which the Company borrowed (a) KRW 500.0 million ($0.4 million) and KRW 500.0 million ($0.4 million) in promissory notes, and (b) KRW 1.0 billion ($0.7 million) and KRW 110.0 million ($0.1 million) in term loans. The promissory notes have a maturity date in November 2024 and bear an annual interest rate varying from 7.5% and 9.0%. In March 2024, the Company repaid to Kyeongho Lee the term loan of KRW 1.0 billion ($0.7 million). The outstanding term loan had a maturity date in May 2024 and bears no interest. In May 2024, the Company executed an amendment to this term loan with Kyeongho Lee to extend the maturity date from May 2024 to November 2024. In November 2024, the Company executed two amendments with Kyeongho Lee to extend the maturity dates of two promissory notes from November 2024 to November 2025, and the maturity date of the term loan from November 2024 to May 2025. In May 2025, the Company executed an amendment to this term loan with Kyeongho Lee to extend the maturity date from May 2025 to August 2025. In August 2025, the Company executed an amendment to this term loan with Kyeongho Lee to extend the maturity date from August 2025 to December 2025. In October 2025, the Company repaid to Kyeongho Lee the term loan of KRW 110.0 million ($0.1 million) initially executed in May 2020. In November 2025, the Company executed an amendment to extend the maturity dates of the two promissory notes from November 2025 to November 2026.

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan had a maturity date in December 2024. In January and April 2026, the Company partially repaid KRW 1.4 billion ($0.9 million) and KRW 1.7 billion ($1.2 million) of the principal amount of the term loan initially executed in November 2024. In June 2026, the Company paid in full the remaining principal and outstanding accrued interest for the total amount of KRW 0.9 billion ($0.7 million).

In December 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 1.0 billion ($0.7 million). The term loan matures in January 2025 and bears an annual interest rate of 12%. The term loan remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

In January 2025, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 6.5 billion ($4.4 million) with a maturity date in February 2025 and an annual interest rate of 12%, which remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

The Company incurs penalties of 3% of principal per month on loans that are past their maturity dates. Such penalties are calculated daily until the principal and accrued interest are paid and are presented within interest expense in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the Company incurred such penalties in the amount of $0.5 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred such penalties in the amount of $1.1 million and $1.5 million, respectively. Outstanding penalties payable to Kyeongho Lee as of June 30, 2026 were $1.5 million.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of June 30, 2026.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of June 30, 2026, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.4 million.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the principal amount of $5.8 million, $6.0 million and $27.6 million, respectively, as of June 30, 2026, and $6.3 million, $6.4 million and $29.6 million, respectively, as of December 31, 2025 (see Note 6).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$29,992	$577
Accounts receivable	1,148	2,597
Inventory	1,464	947
Property and equipment	2,195	2,411
Other assets	294	337

8. Common Stock

B. Riley Purchase Agreement

In April 2024, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Purchase Agreement, the Company had the right, but not the obligation, to sell to B. Riley, from time to time, up to $50.0 million worth of shares of its common stock subject to certain limitations and conditions at the Company’s sole discretion.

During the first quarter of 2026, the fair value of the common stock forward liability was reduced to zero based on restrictions of the ATM Agreement that prevented the Company from making additional sales under the Purchase Agreement and remained zero as of June 30, 2026.

In connection with the Purchase Agreement, the Company issued 56,818 shares of its common stock (“Commitment Shares”), which included a make-whole provision requiring the Company to reimburse B. Riley in cash if the fair value of these shares is less than $0.25 million. The Company recognized $0.3 million as a liability within accrued payables (see Note 5), which remains outstanding until the Commitment Shares are sold.

During the six months ended June 30, 2026, the Company did not sell any shares of common stock under the Purchase Agreement. The Purchase Agreement expired on July 1, 2026.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

At-Market Offering

In April 2025, the Company entered into an at-market sales agreement with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents. The ATM Offering under the ATM Agreement is made pursuant to Rule 415 and a universal shelf registration statement on Form S-3, which became effective on April 9, 2025, for an aggregate amount of $200.0 million, including up to $120.0 million allocated to the ATM Agreement, as amended in June 2026 by filing a prospectus supplement pursuant to Rule 424(b)(5) relating to the offer and sale of the additional $45.0 million of common stock.

There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the three and six months ended June 30, 2026, the Company sold shares of its common stock under the ATM Agreement for gross proceeds of approximately $42.9 million and $55.7 million, respectively in cash, partially offset by issuance costs of $1.4 million and $1.8 million, respectively. As of June 30, 2026, approximately 19.4 million shares of common stock remain available for future issuance under the ATM Agreement.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2026	2025
Common stock warrants	41,918	43,533
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 Plan	1,566	2,254
Unvested restricted stock units	1,430	1,336
Shares available for future grant from 2024 ESPP	600	600
Convertible promissory notes	500	1,450
Vested and unreleased restricted stock units	445	110
Options issued and outstanding	331	346
Total	66,790	69,629

9. Common Stock Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	June 30, 2026	Exercise Price	Expiration
July 2023	80	$10.00	July 2026
October 2023	100	$10.00	October 2026
Private and public warrants	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
August 2025	1,400	$2.00	August 2030
September 2025	600	$2.00	September 2030
November 2025	4,750	$2.00	November 2030
February 2026	500	$2.50	February 2029
Total	41,918

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of June 30, 2026, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Omnibus Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of June 30, 2026, the Company had 1,565,629 shares available for issuance under the 2024 Plan.

Common Stock Options

Common stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	346	$0.11	4.1	$379
Exercised	(15)	$0.11
Balance as of June 30, 2026	331	$0.11	3.6	$947
Vested and expected to vest as of June 30, 2026	331	$0.11	3.6	$947
Exercisable as of June 30, 2026	331	$0.11	3.6	$947

No options were granted during the six months ended June 30, 2026. As of June 30, 2026, there was no unrecognized compensation cost related to common stock options.

Restricted Stock Units

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”). The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The 2025 RSUs were initially classified as a liability and were reclassified to equity up to the monetary amount for which the number of shares to be issued was determinable. During the three months ended March 31, 2026, the Company determined that an additional 144,732 shares became required to be issued to settle the remaining liability related to the 2025 RSUs. As a result, the remaining portion of the 2025 RSUs liability that had been initially classified as a liability became equity-classified as of March 31, 2026, and no liability associated with the 2025 RSUs remained as of June 30, 2026. Upon completion of the required service period, 501,516 RSUs vested on March 31, 2026, of which 167,172 RSUs were settled in common stock in April 2026, and the remaining 334,344 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In September 2025, the Company also granted to its officers 300,000 RSUs that vest annually, in four equal installments, commencing from September 2026 and subject to continuous service.

In April 2026, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2026 RSUs”). The number of shares issuable to each grantee under the 2026 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2026 and March 31, 2027. The RSUs will vest on March 31, 2027, subject to the grantees’ continuous service to the Company through this date, and will be released on the vesting date or in future periods. As of June

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

30, 2026, the Company determined that 55,554 shares became required to be issued to partially settle the liability related to the 2026 RSUs.

In April 2026, the Company granted various employees 500,000 RSUs that vest in eight equal installments on April 1 and May 1, commencing from April 2027 and subject to continuous service. In April 2026, the Company also granted to a certain employee 5,000 RSUs that vest annually, in four equal installments, commencing from April 2027 and subject to continuous service.

Activity for Restricted Stock Units

The RSU activity under the 2024 Plan was as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	1,446	$2.53
Granted	705	$1.28
Vested and released	(264)	$1.81
Cancelled	(12)	$2.31
Balance as of June 30, 2026	1,875	$2.16
Vested and unreleased as of June 30, 2026	445	$1.55

As of June 30, 2026, there was $2.0 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.9 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

Components of Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of revenues	$4	$18	$14	$29
Research and development	78	215	205	361
Sales and marketing	21	45	55	79
General and administrative	241	234	515	554
Total	$344	$512	$789	$1,023

Stock-based compensation for the three and six months ended June 30, 2026 and 2025 primarily relates to the vesting of RSUs.

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2026, the Company’s effective tax rate differs from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

The effective tax rate is (0.8)% and (0.7)% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company was not under examination by any taxing authority.

As of June 30, 2026, the Company had unrecognized tax benefits of $3.5 million, of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of June 30, 2026 will

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded as of June 30, 2026.

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

	June 30, 2026	December 31, 2025
Liability for severance payments, gross	$7,686	$7,859
Plan assets	(247)	(261)
Liability for severance payments, net	$7,439	$7,598

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$27,571	$5,514	$29,619	$8,711
Other current liabilities	30	1,568	38	2,611

For the three and six months ended June 30, 2026, the Company recorded $0.5 million and $1.0 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $0.4 million, respectively, of interest expense with Anapass, Inc. in the unaudited condensed consolidated statements of operations.

For the three and six months ended June 30, 2026, the Company recorded $0.5 million and $1.2 million, respectively, of interest expense with Kyeongho Lee in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded $0.9 million and $1.4 million, respectively, of interest expense with Kyeongho Lee in the unaudited condensed consolidated statements of operations. Penalties are incurred at 3.0% of principal per month on loans from Kyeongho Lee that are past their maturity dates, calculated daily until the principal and accrued interest are paid (see Note 6).

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

	June 30, 2026	December 31, 2025
United States	$2,308	$2,643
South Korea	522	736
Total	$2,830	$3,379

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	June 30,
	2026	2025
Common stock warrants	41,918	36,783
Legacy GCT Earnout Shares	20,000	20,000
Unvested restricted stock units	1,430	1,071
Sponsor Earnout Shares	571	571
Convertible promissory notes	500	500
Options issued and outstanding	331	348
Total	64,750	59,273

Vested and unreleased RSUs are included in the calculation of basic and diluted net loss per share, even though they are not physically settled in shares of the Company’s common stock.

16. Subsequent Events

KEB Hana Bank

In July 2026, the Company executed an amendment with KEB Hana Bank to extend the maturity date for the principal amount of KRW 8.0 billion ($5.2 million) with an annual interest rate of 5.3% to July 2027.

Anapass, Inc., Related Party

In July 2026, the Company partially repaid KRW 2.0 billion ($1.3 million) of the promissory note issued to Anapass, Inc. and entered into an amendment with Anapass, Inc. to extend the maturity date of the promissory note with the remaining outstanding principal of KRW 4.0 billion ($2.6 million) from July 2026 to July 2027 and change the annual interest rate from 5.5% to 7.0%.

In July 2026, the Company also executed an amendment with Anapass, Inc. to extend the maturity date for a term loan of the principal amount of KRW 3.0 billion ($2.1 million) with an annual interest rate from 6.5% to 7.0% from July 2026 to July 2027.

In August 2026, the Company executed an amendment with Anapass, Inc. to extend the maturity date for a term loan of the principal amount of KRW 2.0 billion ($1.4 million) with an annual interest rate from 6.5% to 7.0% from August 2026 to August 2027.

i Best Investment Co., Ltd

In July 2026, the Company partially repaid KRW 1.0 billion ($0.6 million) of the principal amount of the term loan agreement with i Best Investment Co., Ltd. executed in September 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and related notes appearing elsewhere in this quarterly report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and related notes included in our Form 10‑K (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026.

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

Our current product portfolio includes RF and modem chipsets based on 4th generation (“4G”), known as Long Term Evolution (“LTE”), technology offering a variety of chipsets differentiated by speed and functionality. These include 4G LTE, 4.5G LTE Advanced (twice the speed of LTE), and 4.75G LTE Advanced-Pro (four times the speed of LTE) chipsets. The Company also develops and sells cellular Internet of Things (“IoT”) chipsets for low-speed mobile networks such as eMTC/NB-IOT/Sigfox, and other network protocols. 5G chipset was added to our portfolio recently, with commercial shipments in the fourth fiscal quarter of 2025.

Even as more and more applications are deployed on 5G networks, we believe that demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) will continue, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. We commenced our first production shipments of our 5G products in the last quarter of 2025. We also expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network), and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

Commercial Deployment of 4G LTE and 5G Market

Our business depends upon the continued commercial deployment of 4G and 5G wireless communications equipment, products, and services based on GCT’s technology. Deployment of new networks by wireless carriers requires significant capital expenditures well in advance of any revenue from such networks. If the rate of deployment of new networks by wireless carriers is slower than our expectation, this will reduce the sales of products for use on these networks by OEMs and ODMs that use GCT technology. This would harm our revenues and our financial results. The worldwide commercial deployment and adoption of the narrowband LTE variants, Cat M and Cat NB, are expected to further expand the markets for IoT devices. If deployments of the Cat M or Cat NB standards are delayed or if competing standards for IoT devices become favored by wireless carriers, we may not be able to successfully increase sales of our Cat M and Cat NB products, which would harm our revenues and financial results. 5G RedCap and eRedCap appear to be of great interest to wireless carriers, although adoption is limited at this early stage. If an alternative were to appear in the short-to-mid-term this could result in reduced long-term demand for our RedCap and eRedCap chipsets. It should also be noted that RedCap and eRedCap are expected to be replacements for CatM, Cat1bis and some Cat4 thus eventually reducing demand for the LTE IoT chipsets.

Development of New Products

The markets in which our customers and we compete or plan to compete are characterized by rapidly changing technologies, industry standards, and technological obsolescence. Our ability to compete successfully depends on our ability to design, develop, market, and support new products and enhancements on a timely and cost-effective basis. A fundamental shift in technologies in any of our target markets, such as the 5G wireless communications markets, could harm our competitive position within these markets. Our failure to anticipate these shifts, develop new technologies, or react to changes in existing technologies could delay our development of new products, which could result in product obsolescence, decreased revenue, and loss of design wins.

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

Recent downturns in the semiconductor industry have been attributed to a variety of factors, including global macroeconomic uncertainty, trade and geopolitical tensions, including tariffs, weakness in end-market demand, and pricing across semiconductor applications. In recent periods, portions of the semiconductor industry have experienced downturns driven by inventory corrections and reduced demand in certain end markets, while other segments have experienced increased investment and growth. These mixed industry conditions have impacted our business, as well as our suppliers, distributors, and end customers.

Because a significant portion of our expenses are fixed in the near term or are incurred in advance of anticipated sales, we may not be able to reduce our expenses rapidly enough to offset any unanticipated shortfall in revenue. If this situation were to occur, it could adversely affect our operating results, cash flow, and financial condition. In addition, the semiconductor industry has periodically experienced increased demand and production constraints. As a fabless semiconductor company, we rely exclusively on third-party foundries, including certain major semiconductor foundries such as United Microelectronics Corporation, Samsung and Taiwan Semiconductor Manufacturing Corporation, for the manufacturing and supply of our wafers and products. We do not have any formal foundry agreements that guarantee a minimum level of manufacturing capacity. In times of significantly increasing demand for capacity, these foundries may experience production shortages and may not allocate sufficient manufacturing capacity to us. If this happens, we may not be able to produce sufficient quantities of our products to meet the increased demand. Any disruption in our supply chain can make it more difficult for us to obtain sufficient wafer, assembly, and test resources from our subcontract manufacturers. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, may adversely affect our ability to generate revenue and impact our operating results.

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

Cost of Net Revenues

Our cost of net revenues consists of product and service costs. The cost of product net revenues consists of direct and indirect costs related to the manufacturing of our products. Direct costs include wafer costs and costs of assembly and testing performed by third-party contract manufacturers. Indirect costs consist of provisions for excess, slow-moving and obsolete inventory, royalties, allocated overhead for employee costs and facility costs, warranty, and the amortization of our production mask sets and certain intangible assets. Shipping and handling costs incurred for inventory purchases related to the units sold and costs of product shipments are also recorded in the cost of net product revenues. Service costs consist of non-recurring engineering costs for service projects.

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

For the Three Months Ended June 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended June 30,
	2026	2025	$ change	% change
Net revenues:
Product	$402	$408	$(6)	(1)%
Service	569	774	(205)	(26)%
Total net revenues	971	1,182	(211)	(18)%
Cost of net revenues:
Product	1,041	582	459	79%
Service	156	222	(66)	(30)%
Total cost of net revenues	1,197	804	393	49%
Gross profit (loss)	(226)	378	(604)	(160)%
Operating expenses:
Research and development	3,289	3,514	(225)	(6)%
Sales and marketing	1,087	1,021	66	6%
General and administrative	2,813	3,435	(622)	(18)%
Total operating expenses	7,189	7,970	(781)	(10)%
Loss from operations	(7,415)	(7,592)	177	(2)%
Interest expense	(1,212)	(1,532)	320	(21)%
Gain (loss) on foreign currency transactions, net	780	(3,217)	3,997	(124)%
Change in fair value of common stock warrant liabilities	(12,320)	(1,010)	(11,310)	1,120%
Change in fair value of convertible promissory notes	(220)	(157)	(63)	40%
Other income, net	117	9	108	1,200%
Loss before provision for income taxes	(20,270)	(13,499)	(6,771)	50%
Provision for income taxes	108	39	69	177%
Net loss	$(20,378)	$(13,538)	$(6,840)	51%

Net Revenues

Net revenues decreased by $0.2 million, from $1.2 million for the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026. This change was due to a decrease of $0.2 million in service revenues.

Product sales remained consistent at $0.4 million for each of the three months ended June 30, 2026 and 2025. A $0.3 million decrease in 4G product sales was offset by a $0.3 million increase in 5G product sales, reflecting the continued transition of certain customers from 4G to 5G products.

Service revenues decreased by $0.2 million, from $0.8 million for the three months ended June 30, 2025 to $0.6 million for the three months ended June 30, 2026. The decrease was primarily due to a $0.8 million decrease in LTE service revenue as our service project portfolio shifted to 5G service offerings, partially offset by a $0.6 million increase in 5G service revenue.

Cost of Net Revenues

Cost of net revenues increased by $0.4 million, from $0.8 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026.

Product costs increased by $0.5 million, from $0.6 million for the three months ended June 30, 2025 to $1.0 million for the three months ended June 30, 2026. The increase was primarily attributable to a $0.4 million increase in manufacturing costs driven by the ramp-up of 5G production and related reduced production yields, as well as a $0.2 million increase in depreciation related to 5G mask sets.

Changes in service costs were not material.

Our gross margin was 32% for the three months ended June 30, 2025. Our gross margin for the three months ended June 30, 2026 is negative and not representative of our expectations regarding profitability of our products and services in future reporting periods.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, from $3.5 million for the three months ended June 30, 2025 to $3.3 million for the three months ended June 30, 2026. The decrease was primarily driven by a $0.5 million reduction in professional services provided by Alpha for the design of 5G chip products after the completion of this development project in the second quarter of 2025, and a $0.1 million decrease in stock-based compensation expense. These decreases were partially offset by a $0.4 million increase in payroll-related costs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $1.1 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, from $3.4 million for the three months ended June 30, 2025 to $2.8 million for the three months ended June 30, 2026. The decrease was primarily due to a lower loss resulting from changes in the allowance for credit losses on accounts receivable. Changes in the allowance for credit losses resulted in a loss of $0.6 million during the three months ended June 30, 2026, compared to a loss of $1.1 million during the three months ended June 30, 2025.

Interest Expense

Interest expense decreased by $0.3 million, from $1.5 million for the three months ended June 30, 2025 to $1.2 million for the three months ended June 30, 2026, primarily due to lower average outstanding debt balances resulting from debt repayments made since June 30, 2025.

Gain (Loss) on Foreign Currency Transactions, net

Foreign currency transactions resulted in a gain of $0.8 million for the three months ended June 30, 2026 and a loss of $3.2 million for the three months ended June 30, 2025. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. During the second quarter of 2025, the South Korean won appreciated against the U.S. dollar, resulting in foreign currency losses, while during the second quarter of 2026, the South Korean won depreciated against the U.S. dollar, resulting in foreign currency gains.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $12.3 million for the three months ended June 30, 2026 and a loss of $1.0 million for the three months ended June 30, 2025. For the public warrants, the losses in both periods were primarily driven by increases in the quoted market price of our common stock warrants. For the private placement warrants, the losses reflected both the increase in quoted market price and changes in the expected volatility assumption used in the Black-Scholes valuation model. The larger loss recognized during the three months ended June 30, 2026 reflects the greater increase in these valuation inputs relative to the three months ended June 30, 2025.

Change in Fair Value of Convertible Promissory Notes

Losses from changes in fair value of convertible promissory notes remained consistent at $0.2 million for each of the three months ended June 30, 2026 and 2025.

For the Six Months Ended June 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Six Months Ended June 30,
	2026	2025	$ change	% change
Net revenues:
Product	$874	$499	$375	75%
Service	2,017	1,179	838	71%
Total net revenues	2,891	1,678	1,213	72%
Cost of net revenues:
Product	1,936	789	1,147	145%
Service	234	423	(189)	(45)%
Total cost of net revenues	2,170	1,212	958	79%
Gross profit	721	466	255	55%
Operating expenses:
Research and development	6,463	7,610	(1,147)	(15)%
Sales and marketing	2,245	2,139	106	5%
General and administrative	5,560	6,049	(489)	(8)%
Total operating expenses	14,268	15,798	(1,530)	(10)%
Loss from operations	(13,547)	(15,332)	1,785	(12)%
Interest expense	(3,021)	(2,602)	(419)	16%
Gain (loss) on foreign currency transactions, net	3,358	(3,196)	6,554	(205)%
Change in fair value of common stock forward liability	3	295	(292)	(99)%
Change in fair value of common stock warrant liabilities	(15,445)	639	(16,084)	(2,517)%
Change in fair value of convertible promissory notes	(1,506)	(176)	(1,330)	756%
Other income, net	152	10	142	1,420%
Loss before provision for income taxes	(30,006)	(20,362)	(9,644)	47%
Provision for income taxes	236	144	92	64%
Net loss	$(30,242)	$(20,506)	$(9,736)	47%

Net Revenues

Net revenues increased by $1.2 million, from $1.7 million for the six months ended June 30, 2025 to $2.9 million for the six months ended June 30, 2026. This change was due to an increase of $0.4 million in product sales and $0.8 million in service revenues.

Product sales increased by $0.4 million, from $0.5 million for the six months ended June 30, 2025 to $0.9 million for the six months ended June 30, 2026. The increase was primarily due to a $0.4 million increase in 5G platform product sales during the six months ended June 30, 2026.

Service revenues increased by $0.8 million, from $1.2 million for the six months ended June 30, 2025 to $2.0 million for the six months ended June 30, 2026. The increase was due to a $2.0 million increase in 5G service revenue partially offset by a $1.2 million decrease in LTE platform revenue as our service project portfolio shifted to 5G service offering.

Cost of Net Revenues

Cost of net revenues increased by $1.0 million, from $1.2 million for the six months ended June 30, 2025 to $2.2 million for the six months ended June 30, 2026.

Product costs increased by $1.1 million from $0.8 million for the six months ended June 30, 2025 to $1.9 million for the six months ended June 30, 2026. The increase in product costs was primarily attributable to a $0.5 million increase in direct manufacturing costs associated with the ramp-up of 5G production, a $0.3 million increase in depreciation related to 5G mask sets placed into service during the third and fourth quarters of 2025, and a $0.3 million increase in other indirect manufacturing costs.

Changes in service costs were not material.

Our gross margin decreased to 25% for the six months ended June 30, 2026 from 28% for the six months ended June 30, 2025 primarily due to higher product costs, including increased platform costs, production overhead, depreciation, and pre-production and certification costs related to our 5G products.

Research and Development Expenses

Research and development expenses decreased by $1.1 million, from $7.6 million for the six months ended June 30, 2025 to $6.5 million for the six months ended June 30, 2026. This decrease was primarily driven by a $0.9 million reduction in professional services provided by Alpha for the design of 5G chip products following the completion of this development project in the second quarter of 2025, and a $0.5 million reduction in project-specific intellectual property expenses incurred in the six months ended June 30, 2026, partially offset by net increases in other research and development costs of $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $2.2 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, from $6.0 million for the six months ended June 30, 2025 to $5.6 million for the six months ended June 30, 2026. The decrease was primarily attributable to a $0.2 million reduction in the loss from changes in the allowance for credit losses, and a $0.3 million decrease in other general and administrative expenses.

Interest Expense

Interest expense increased by $0.4 million, from $2.6 million for the six months ended June 30, 2025 to $3.0 million for the six months ended June 30, 2026. This increase was primarily due to the penalties incurred on our outstanding loans that are past their maturity dates.

Gain (Loss) on Foreign Currency Transactions, net

Foreign currency transactions resulted in a gain of $3.4 million for the six months ended June 30, 2026 and a loss of $3.2 million for the six months ended June 30, 2025. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. During the six months ended June 30, 2025, the South Korean won appreciated against the U.S. dollar, resulting in foreign currency losses, while during the six months ended June 30, 2026, the South Korean won depreciated against the U.S. dollar, resulting in foreign currency gains.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in a loss of $15.4 million for the six months ended June 30, 2026 and a gain of $0.6 million for the six months ended June 30, 2025. For the public warrants, the loss for the six months ended June 30, 2026 was primarily driven by an increase in the quoted market price of our common stock warrants. The gain for the six months ended June 30, 2025 was primarily driven by a decrease in the quoted market price of our common stock warrants. For the private placement warrants, the losses reflected both the increase in quoted market price and changes in the expected volatility assumption used in the Black-Scholes valuation model. The smaller loss recognized during the six months ended June 30, 2026 reflects the greater increase in these valuation inputs relative to the six months ended June 30, 2026.

Change in Fair Value of Convertible Promissory Notes

Losses from changes in fair value of convertible promissory notes were $1.5 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in expense was primarily attributable to the change in fair value of the Indigo Note recognized prior to its conversion during the first quarter of 2026.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, the issuance of capital stock, and the exercise of stock options.

With limited exceptions, we have incurred, and expect to continue to incur, significant operating losses. For the six months ended June 30, 2026 and 2025, we had a net loss of $30.2 million and $20.5 million, respectively. For the six months ended June 30, 2026 and

2025, we used $24.0 million and $16.6 million in cash in operating activities, respectively. As of June 30, 2026, we had an accumulated deficit of $635.6 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or on the amounts and classification of liabilities, that might be necessary if we are unable to obtain adequate financing in the future. We undertake various activities to finance our operations, as further discussed below.

At-Market Offering

In April 2025, we entered into an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents, pursuant to which we may sell shares of our common stock through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). In June 2026, we amended the ATM Agreement to increase the maximum aggregate gross proceeds from $75.0 million to $120.0 million. As there is no commitment for future sales of additional shares under the at-market issuance sales agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the six months ended June 30, 2026, we received net proceeds of approximately $53.8 million in cash related to the ATM Offering.

Related Party Borrowings from Dr. Kyeongho Lee and Anapass, Inc.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee (“Kyeongho Lee”), the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, originally maturing in December 2024 and January 2025, respectively. In October 2025, we partially repaid to Kyeongho Lee $1.4 million of the term loans originally entered into in December 2024. In January and April 2026, we partially repaid to Kyeongho Lee $0.9 million and $1.2 million of the term loan originally entered in November 2024. In June 2026, we fully paid off the remaining loan of $0.7 million originally entered into in November 2024. The remainder of the term loan originally entered into in December 2024 is outstanding as of June 30, 2026. In January 2025, we entered into a term loan agreement with Kyeongho Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of June 30, 2026. For the six months ended June 30, 2026, we incurred penalties of 3% of principal per month on loans in the amount of $1.1 million that are past their maturity dates, calculated daily until the principal and accrued interest are paid. Outstanding penalties payable to Kyeongho Lee as of June 30, 2026 are $1.5 million.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $2.1 million maturing in July 2026. In July 2026, we executed an amendment with Anapass, Inc. to extend the maturity date from July 2026 to July 2027 for the term loan with a principal amount of $2.1 million. In August 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $1.4 million maturing in August 2026. In August 2026, we executed an amendment with Anapass, Inc. to extend the maturity date from August 2026 to August 2027 and change the annual interest rate from 6.5% to 7.0%. In September 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $10.7 million maturing in September 2026. In July 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in July 2016 with a principal of $4.5 million, from July 2025 to July 2026. In November 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of a term loan, originally entered into in May 2022 with a principal of $2.2 million, from November 2025 to November 2026. In December 2025, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in December 2024 with a principal of $3.4 million from December 2025 to December 2026. In March 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in March 2025 with a principal of $3.1 million from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%. In July 2026, we partially repaid KRW 2.0 billion ($1.3 million) of the promissory note issued to Anapass, Inc. and entered into an amendment with Anapass, Inc. to extend the maturity date of the promissory note with the remaining outstanding principal of KRW 4.0 billion ($2.6 million) from July 2026 to July 2027 and change the annual interest rate from 5.5% to 7.0%.

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

Indigo Convertible Promissory Notes

In December 2025, we entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes” or “Indigo Facility”). Each Indigo Note will be issued at a purchase price equal to 93% of its principal amount and matures 24 months from its issuance date and is convertible into our common stock at any time on or before its maturity date unless redeemed by us. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of our common stock over the three trading days immediately preceding Indigo’s submission of a conversion notice. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and we have an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a 7% premium on the principal amount redeemed, increasing to 14% if redeemed between 18 months and maturity.

In December 2025, we issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million, reflecting the discount at issuance. In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. During the six months ended June 30, 2026, we issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million, reflecting the discount at issuance. During the six months ended June 30, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of common stock. No Indigo Notes remained outstanding as of June 30, 2026.

Obsidian Convertible Promissory Notes

In March 2026, we entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes” or “Obsidian Facility”). Through June 30, 2026, no Obsidian Notes have been issued.

Each Obsidian Note will be issued at a purchase price equal to 96.5% of its principal amount. Each Obsidian Note will mature 24 months from its issuance date and is convertible into our common stock at any time on or before its maturity date unless redeemed by us. The conversion price is 95% of the reference price, which is calculated as the average VWAP of our common stock over the three trading days prior to the submission of a conversion notice by Obsidian. No interest is payable on the Obsidian Notes, and we have an optional redemption right beginning 12 months following the issuance of the Obsidian Notes. Redemption between 12 and 18 months from issuance carries a 7% premium on the principal amount redeemed, increasing to 14% if redeemed between 18 months and maturity.

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

As of June 30, 2026, our existing sources of liquidity include $30.2 million in cash and cash equivalents. Our current sources of available financing include convertible debt and equity offerings, including under the ATM Offering, the Indigo Facility, the Obsidian Facility, and debt financings and extensions with lenders, including related parties. These external sources represent potential unused liquidity; however, the amount and timing of any proceeds depend on market conditions, contractual limitations, and our ability to satisfy applicable conditions. As of June 30, 2026, we have borrowings with a total principal amount of $39.1 million, which are contractually due within 12 months from this Quarterly Report. In addition, we have borrowings with a total principal amount of $11.0 million and a convertible promissory note with a principal amount of $5.0 million, which are contractually due between one and three years from this Quarterly Report. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

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

We intend to mitigate the risk of a working capital deficit by continuing to pursue our 5G sales strategy and execute appropriate actions to secure funding as a publicly traded company, including the extension and refinancing of existing loans, public or private equity offerings, debt financings, and other means. In the second fiscal quarter of 2025, we filed a universal shelf registration statement on Form S-3 that allows us to raise up to $200.0 million through the issuance of our securities, including the ATM Offering. We have historically been able to raise capital through the issuance and sale of equity and equity-linked instruments, such as redeemable convertible preferred stock, convertible promissory notes, and borrowings, although no assurance can be provided that we would continue to be successful in doing so in the future.

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

Cash Flow Comparison for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(23,985)	$(16,589)
Net cash used in investing activities	(386)	(209)
Net cash provided by financing activities	53,991	16,128
Effect of exchange rate changes on cash and cash equivalents	18	501
Net change in cash and cash equivalents	$29,638	$(169)

Overview of Cash Flows

During the six months ended June 30, 2026 and 2025, we funded our operations primarily through financing activities. This included proceeds from the issuance of common stock under the ATM Agreement in the first half of 2026, and from a registered direct offering and borrowings from related parties in the first half of 2025. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding borrowings will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $24.0 million during the six months ended June 30, 2026, was primarily attributable to our net loss of $30.2 million and a net change in our operating assets and liabilities of $13.7 million, partially offset by non-cash adjustments of $19.9 million. Non-cash adjustments consisted primarily of a $15.4 million loss from the change in fair value of warrant liabilities, a $1.5 million loss from the change in fair value of convertible promissory notes, a $1.1 million increase in provision for credit losses, $0.8 million in stock-based compensation, $0.6 million in depreciation and amortization charges, $0.3 million in amortization of operating lease right-of-use assets and $0.2 million related to the fair value of common stock warrants issued in connection with a convertible note extension. The change in our operating assets and liabilities of $13.7 million primarily resulted from a decrease of $7.2 million in accrued and other current liabilities, an increase of $6.4 million in prepaid expenses and other current assets, an increase of $0.5 million in inventory, a decrease of $0.4 million in accounts payable, a decrease of $0.4 million in lease liabilities, partially offset by an increase of $0.4 million in net defined benefit liabilities, a decrease of $0.3 million in accounts receivable, a decrease of $0.3 million in contract assets, and an increase of $0.2 million in other liabilities.

Cash used in operating activities of $16.6 million during the six months ended June 30, 2025, was primarily attributable to our net loss of $20.5 million, non-cash adjustments of $2.3 million, and a net change in our operating assets and liabilities of $1.6 million. Non-cash adjustments consisted primarily of a $1.4 million increase in provision for credit losses, $1.0 million in stock-based compensation, $0.3 million in amortization of operating lease right-of-use assets, $0.3 million in depreciation and amortization charges, and a $0.2 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.6 million gain from the change in fair value of warrant liabilities and a $0.3 million gain from the change in fair value of common stock forward liability. The change in our operating assets and liabilities of $1.6 million primarily resulted from a decrease of $1.3 million in prepaid expenses and other current assets, an increase of $1.2 million in accrued and other current liabilities, an increase of $1.1 million in net defined benefit liabilities, a decrease of $0.5 million in accounts receivable, and a $0.1 million decrease in other assets, partially offset by an increase of $0.9 million in contract assets, a decrease of $0.8 million in lease liabilities, a decrease of $0.5 million in accounts payable, a decrease of $0.3 million in other taxes payable, and a decrease of $0.2 million in other liabilities.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2026 and 2025 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $54.0 million during the six months ended June 30, 2026, consisted of $55.7 million in proceeds from the issuance of common stock under the ATM Agreement and $2.8 million in proceeds from the issuance of convertible promissory notes, partially offset by a $2.6 million repayment of our bank borrowings and a $1.8 million payment of common stock issuance costs.

Cash provided by financing activities of $16.1 million during the six months ended June 30, 2025 consisted of $11.0 million gross proceeds received from the issuance of common stock in a registered direct offering, $7.5 million in proceeds from borrowings, and $0.5 million in proceeds from the issuance of common stock under the ATM Agreement, partially offset by a $2.2 million repayment of our bank borrowings and a $0.8 million payment of common stock issuance costs.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial condition of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based on the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could materially affect the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $5.2 million and $4.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

Fair Value of Liability-Classified Warrants

We classify share-settled contracts, including private placement warrants to purchase shares of the Company’s common stock, that do not meet the indexation guidance as liabilities. At the end of each reporting period, these liability-classified instruments are remeasured using an option-pricing model or the BLM. Significant assumptions are used in determining the fair value of our warrants and include volatility and the risk-free rate.

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

Our EGC status commenced upon the completion of the initial public offering of Concord Acquisition Corp III, our predecessor, in November 2021. Our EGC status is expected to continue for up to five years from this date, through November 2026, unless certain disqualifying events occur earlier, such as achieving large accelerated filer status.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

GCT Semiconductor Holding, Inc.

Date: August 10, 2026	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: August 10, 2026	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer