Form 10-Q
period 2026-09-30
GCT Semiconductor Holding, Inc.
filed 2026-11-12
CIK 1851961

00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 92,211,692 shares of common stock, $0.0001 par value per share, outstanding.

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

•
legislative and regulatory risks, including those relating to changes in laws and regulations or other governmental disruptions;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$17,155	$590
Accounts receivable, net	484	2,597
Inventory	3,328	947
Contract assets	4,172	5,432
Prepaid expenses and other current assets	8,917	2,318
Total current assets	34,056	11,884
Property and equipment, net	3,897	2,671
Operating lease right-of-use assets	245	708
Other assets	313	381
Total assets	$38,511	$15,644
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$224	$628
Contract liabilities	60	—
Accrued and other current liabilities	12,870	21,680
Common stock forward liability	—	3
Borrowings	52,415	56,589
Operating lease liabilities, current	206	686
Total current liabilities	65,775	79,586
Long-term borrowings	2,208	—
Convertible promissory notes	5,226	6,046
Net defined benefit liabilities	8,320	7,598
Long-term operating lease liabilities	47	41
Other taxes payable	2,671	2,265
Warrant liabilities	12,101	2,870
Other liabilities	816	531
Total liabilities	97,164	98,937
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.0001 per share; 40,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share; 400,000 shares authorized as of September 30, 2026 and December 31, 2025; 92,119 and 58,137 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	6
Additional paid-in capital	581,281	520,925
Accumulated other comprehensive income (loss)	(92)	1,181
Accumulated deficit	(639,851)	(605,405)
Total stockholders’ deficit	(58,653)	(83,293)
Total liabilities and stockholders’ deficit	$38,511	$15,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Product	$499	$148	$1,373	$647
Service	570	282	2,587	1,461
Total net revenues	1,069	430	3,960	2,108
Cost of net revenues:
Product	1,034	1,419	2,970	2,208
Service	119	61	353	484
Total cost of net revenues	1,153	1,480	3,323	2,692
Gross profit (loss)	(84)	(1,050)	637	(584)
Operating expenses:
Research and development	3,328	3,258	9,791	10,868
Sales and marketing	1,026	1,048	3,271	3,187
General and administrative	2,934	3,898	8,494	9,947
Total operating expenses	7,288	8,204	21,556	24,002
Loss from operations	(7,372)	(9,254)	(20,919)	(24,586)
Interest expense	(895)	(1,783)	(3,916)	(4,385)
Gain (loss) on foreign currency transactions, net	(5,382)	1,320	(2,024)	(1,876)
Change in fair value of common stock forward liability	—	16	3	311
Change in fair value of common stock warrant liabilities	6,214	(3,812)	(9,231)	(3,173)
Change in fair value of convertible promissory notes	(42)	(164)	(1,548)	(340)
Other income, net	165	6	317	16
Loss before provision for income taxes	(7,312)	(13,671)	(37,318)	(34,033)
Provision for income taxes	76	178	312	322
Net loss	$(7,388)	$(13,849)	$(37,630)	$(34,355)
Net loss per common share:
Basic and diluted	$(0.08)	$(0.25)	$(0.47)	$(0.67)
Weighted average common shares outstanding, basic and diluted	91,862	55,462	80,257	51,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive loss, net of taxes:
Net loss	$(7,388)	$(13,849)	$(37,630)	$(34,355)
Foreign currency translation adjustment	(2,877)	855	(1,273)	(888)
Comprehensive loss	$(10,265)	$(12,994)	$(38,903)	$(35,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited, in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of December 31, 2025	58,137	$6	$520,925	$1,181	$(605,405)	$(83,293)
Issuance of common stock under at-market agreement, net of issuance costs	10,009	1	12,281	—	—	12,282
Issuance of common stock upon conversion of convertible promissory note	4,359	—	5,158	—	—	5,158
Issuance of common stock upon exercise of stock options	1	—	1	—	—	1
Issuance of common stock warrants in connection with extension of a convertible promissory note	—	—	155	—	—	155
Release of vested restricted stock units	93	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	(6)	—	(8)	—	—	(8)
Stock-based compensation	—	—	445	—	—	445
Foreign currency translation adjustment	—	—	—	1,188	—	1,188
Net loss	—	—	—	—	(9,864)	(9,864)
Balance as of March 31, 2026	72,593	7	538,957	2,369	(615,269)	(73,936)
Issuance of common stock under at-market agreement, net of issuance costs	19,186	2	41,534	—	—	41,536
Release of vested restricted stock units	171	—	—	—	—	—
Issuance of common stock upon exercise of stock options	14	—	2	—	—	2
Stock-based compensation	—	—	344		—	344
Foreign currency translation adjustment	—	—	—	416	—	416
Net loss	—	—	—	—	(20,378)	(20,378)
Balance as of June 30, 2026	91,964	9	580,837	2,785	(635,647)	(52,016)
Issuance of common stock under at-market agreement, net of issuance costs	57	—	94	—	—	94
Release of vested restricted stock units	91	—	—	—	—	—
Issuance of common stock upon exercise of stock options	7	—	—	—	—	—
Stock-based compensation	—	—	350	—	—	350
Foreign currency translation adjustment	—	—	—	(2,877)	—	(2,877)
Release of excise tax liability assumed in the reverse recapitalization	—	—	—	—	3,184	3,184
Net loss	—	—	—	—	(7,388)	(7,388)
Balance as of September 30, 2026	92,119	$9	$581,281	$(92)	$(639,851)	$(58,653)

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

GCT SEMICONDUCTOR HOLDING, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(37,630)	$(34,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935	506
Amortization of right-of-use assets	529	520
Stock-based compensation	1,139	2,894
Write-off of contract assets	476	—
Change in provision for credit losses	1,608	1,352
Change in fair value of common stock forward liability	(3)	(311)
Change in fair value of warrant liabilities	9,231	3,173
Change in fair value of convertible promissory notes	1,548	340
Fair value of common stock warrants issued in connection with convertible note extension	155	—
Changes in operating assets and liabilities:
Accounts receivable	505	702
Inventory	(2,381)	1,072
Contract assets	784	(524)
Prepaid expenses and other current assets	(6,546)	423
Other assets	68	119
Accounts payable	(405)	22
Contract liabilities	60	(37)
Accrued and other current liabilities	(2,649)	1,163
Net defined benefit liabilities	274	953
Other taxes payable	59	(449)
Lease liabilities	(540)	(823)
Other liabilities	280	(192)
Net cash used in operating activities	(32,503)	(23,452)
Investing activities:
Purchases of property and equipment	(2,158)	(1,143)
Net cash used in investing activities	(2,158)	(1,143)
Financing activities:
Proceeds from borrowings	—	21,763
Proceeds from issuance of common stock under common stock purchase agreement	—	190
Proceeds from issuance of common stock under at-market agreement	55,781	1,470
Proceeds from issuance of common stock and common stock warrants in a registered direct offering	—	11,000
Proceeds from exercise of stock options	3	21
Payment of common stock issuance costs	(1,869)	(1,155)
Tax withholding on restricted stock units	(8)	(11)
Proceeds from issuance of convertible promissory notes	2,790	—
Refund of excise tax assumed in the reverse recapitalization	216	—
Repayments of borrowings	(4,820)	(2,212)
Net cash provided by financing activities	52,093	31,066
Effect of exchange rate changes on cash and cash equivalents	(867)	437
Net change in cash and cash equivalents	16,565	6,908
Cash and cash equivalents at beginning of period	590	1,435
Cash and cash equivalents at end of period	$17,155	$8,343
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,847	$4,336
Cash paid for income taxes	$418	$236
Cash paid for operating leases	$495	$560
Non-cash financing activities:
Issuance of common stock from conversion of convertible promissory notes	$5,158	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$67	$74
Release of excise tax liability assumed in the reverse recapitalization	$3,184	$—

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets, liabilities, and commitments in the normal course of business. Through September 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities and had an accumulated deficit of $639.9 million as of September 30, 2026. The Company’s existing sources of liquidity as of September 30, 2026 include cash and cash equivalents of $17.2 million. The Company has historically funded operations primarily through the issuance of capital stock and the incurrence of debt. The Company remains dependent on additional fundraising in order to sustain its ongoing operations.

In April 2025, the Company entered into an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents, pursuant to which the Company may sell shares of its common stock through at-the-market offerings or to the sales agents as principal purchasers (“ATM Offering”). In June 2026, the Company amended the ATM Agreement to increase the maximum aggregate gross proceeds from $75.0 million to $120.0 million. During the nine months ended September 30, 2026, the Company received gross proceeds of approximately $55.8 million and incurred issuance costs of approximately $1.9 million related to the ATM Offering (see Note 8).

In December 2025, the Company entered into a convertible promissory note purchase agreement with Indigo Capital LP (“Indigo”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Indigo Notes”). During the nine months ended September 30, 2026, the Company received gross proceeds of $2.8 million from the issuance of three Indigo Notes with a principal amount of $1.0 million each (see Note 6).

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes”). As of September 30, 2026, the Company has not issued any Obsidian Notes.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The information as of December 31, 2025 included in the unaudited condensed consolidated balance sheets was derived from the audited consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial information. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period.

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

Risks and Uncertainties

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

Provision for Credit Losses

The provision for credit losses is based on the Company’s assessment of the collectibility of its customer accounts. The Company reviews the provision for credit losses by considering certain factors such as historical experience, industry data, credit quality, age of balances, and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted, and recoveries are recognized when they are recovered. The Company had a provision for credit losses of approximately $5.6 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s net revenues and accounts receivable are concentrated among a few significant customers, which could expose the Company to financial risk in the event of adverse developments. The following represents the concentration of the Company’s gross accounts receivable among key customers to the extent their share exceeds 10%:

Customer	September 30, 2026	December 31, 2025
Customer B	17%	18%
Customer F	25%	23%
Customer H	15%	14%
Customer K	30%	28%

The following table includes customers that individually accounted for more than 10% of the Company’s net revenues in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Customer A	*%	*%	*%	21%
Customer B	*%	10%	13%	*%
Customer M	*%	19%	—%	31%
Customer O	—%	47%	—%	24%
Customer P	—%	14%	*%	*%
Customer Q	40%	—%	61%	—%
Customer R	15%	—%	*%	—%
Customer S	15%	—%	*%	—%

*Less than 10%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three and nine months ended September 30, 2026, the Company recognized realized foreign currency exchange losses of $0.5 million and $0.4 million, respectively. For the three and nine months ended September 30, 2026, the Company recognized unrealized foreign currency exchange losses of $4.9 million and $1.6 million, respectively.

For the three and nine months ended September 30, 2025, the Company recognized realized foreign currency exchange losses of zero and $0.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized unrealized foreign currency exchange gains of $1.3 million and losses of $1.4 million, respectively.

Convertible Promissory Notes

The Company has elected the fair value option to account for its outstanding convertible promissory notes, with changes in estimated fair value presented separately under the corresponding caption in the unaudited condensed consolidated statements of operations. The Company has made this election as the fair value option better reflects the underlying economics within convertible promissory notes. Through September 30, 2026, there were no changes in the instrument-specific credit risk that are required to be presented as a component of accumulated other comprehensive income.

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii)

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. EGC status will expire in the fourth quarter of 2026, based on the five-year anniversary of the initial public offering of Concord Acquisition Corp III, its predecessor reporting entity.

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

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Disaggregation of Revenue

Net revenues are categorized by customer location as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$631	$286	$2,674	$1,330
China	314	67	889	137
South Korea	55	60	298	60
Taiwan	69	21	99	443
Germany	—	(4)	—	138
Total	$1,069	$430	$3,960	$2,108

4. Fair Value Measurements

Recurring Fair Value Measurements

The following financial instruments are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$5,226	$5,226
Warrant liabilities	5,561	—	6,540	12,101

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible promissory notes	$—	$—	$6,046	$6,046
Warrant liabilities	1,380	—	1,490	2,870
Common stock forward liability	—	—	3	3

Valuation Techniques and Inputs

The table below presents valuation techniques and inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy (in thousands):

	Valuation techniques	Inputs	September 30, 2026	December 31, 2025
Convertible promissory notes	Binomial Lattice Model (“BLM”)	Stock price, volatility, remaining term, risk-free rate, credit spread	$5,226	$4,939
Convertible promissory notes	Discounted Cash Flow (“DCF”)	Discount rate, risk-free rate, credit spread, contractual cash flows	—	1,107
Warrant liabilities associated with Private Warrants	Black-Scholes-Merton Model (“BSM”)	Exercise price, term to expiration, volatility, risk-free rate	6,540	1,490
Common stock forward liability	DCF	Various utilization scenarios, risk-free rate, remaining term	—	3

As of September 30, 2026, the key inputs for the convertible promissory notes using the BLM were as follows: stock price of $2.11, volatility of 114.60%, remaining term of 1.4 years, risk-free rate of 4.68%, and credit spread of 5.70%. The settlement date fair value of the Indigo Notes was determined based on the fair value of the Company’s common stock issued.

As of September 30, 2026, the key inputs used to measure the liability-classified warrants to purchase the Company’s common stock initially issued by the predecessor reporting entity (“Private Warrants”) using the BSM were as follows: exercise price of $11.50 per share, term to expiration of 2.5 years, volatility of 137.70%, and a risk-free rate of 4.88%.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of the changes in the fair value of the convertible promissory notes (in thousands):

As of December 31, 2025	$6,046
Borrowing	2,790
Conversion	(5,158)
Change in fair value	1,286
As of March 31, 2026	4,964
Change in fair value	220
As of June 30, 2026	5,184
Change in fair value	42
As of September 30, 2026	$5,226

The following table sets forth a summary of the changes in the fair value of the warrant liabilities (in thousands):

As of December 31, 2025	$2,870
Change in fair value	3,125
As of March 31, 2026	5,995
Change in fair value	12,320
As of June 30, 2026	18,315
Change in fair value	(6,214)
As of September 30, 2026	$12,101

The following table sets forth a summary of the changes in the fair value of the common stock forward liability, which was fully settled as of March 31, 2026 (in thousands):

As of December 31, 2025	$3
Change in fair value	(3)
As of March 31, 2026	$—

5. Balance Sheet Components

Inventory

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$814	$208
Work-in-process	1,311	196
Finished goods	1,203	543
Total inventory	$3,328	$947

The Company recorded nominal inventory write-downs during the nine months ended September 30, 2026, compared to $0.7 million during the nine months ended September 30, 2025.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid inventory	$7,415	$1,099
Prepaid insurance and other expenses	745	757
Lease deposit	428	408
Other receivables and current assets	329	54
Total prepaid expenses and other current assets	$8,917	$2,318

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Payroll and related expenses	$5,373	$8,168
Accrued payables	4,692	7,638
Interest payable	1,390	594
Professional fees	1,076	937
Other taxes payable	209	4,220
Other	130	123
Total accrued and other current liabilities	$12,870	$21,680

Contract Assets

The following represents the activity related to contract assets (in thousands):

Balance as of December 31, 2025	$5,432
Service revenue amounts invoiced during period	(3,248)
Write-off of contract assets	(476)
Unbilled service revenue recognized	2,464
Balance as of September 30, 2026	$4,172

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Debt

The Company’s outstanding debt was as follows (in thousands):

	September 30, 2026		December 31, 2025
	Outstanding Principal	Fair Value	Outstanding Principal	Fair Value
Convertible promissory notes:
2024 convertible promissory note	$5,000	$5,226	$5,000	$4,939
Indigo convertible promissory note	—	—	1,000	1,107
Total convertible promissory notes	5,000	5,226	6,000	6,046
Borrowings:
KEB Hana Bank	6,626	6,626	6,271	6,271
IBK Industrial Bank	6,773	6,773	6,412	6,412
Mujin Electronics Co., Ltd.	3,681	3,681	3,485	3,485
Anapass, Inc., related party	29,814	29,814	29,619	29,619
i Best Investment Co., Ltd.	1,472	1,472	2,091	2,091
Kyeongho Lee, related party	6,257	6,257	8,711	8,711
Total borrowings	$54,623	54,623	$56,589	56,589
Less: current portion of borrowings		(52,415)		(56,589)
Long-term borrowings		$2,208		$—

Expected future minimum principal payments under the Company’s total debt are as follows as of September 30, 2026 (in thousands):

Years	Convertible Notes Payable	Borrowings	Total
2026, remainder	$—	$19,655	$19,655
2027	—	34,968	34,968
2028	5,000	—	5,000
Total debt	$5,000	$54,623	$59,623

Convertible Promissory Notes

2024 Convertible Promissory Notes

In February 2024, the Company issued a convertible promissory note to a strategic investor for a principal amount of $5.0 million with an original maturity date in February 2026 and bears an annual interest rate of 5.0%. On or after the earlier of (i) six months from the issuance date of the convertible promissory note and (ii) the Closing of the Business Combination, the noteholder may demand that the Company convert all principal and interest due under the convertible promissory note into shares of the Company’s common stock, at a conversion price of $10.00 per share. This note includes customary representations, warranties, and events of default, as well as a covenant relating to the performance of obligations by the Company related to the Company’s 5G activity. In February 2026, the Company executed an amendment to this convertible promissory note to extend the maturity date from February 2026 to February 2028. In connection with the execution of this amendment, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock to a holder of the 2024 convertible promissory notes (“February 2026 Warrant”). The February 2026 Warrant was immediately exercisable at $2.50 per share and will expire three years following the issuance date. The fair value of the February 2026 Warrant issued of $0.2 million was recorded within interest expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026. As of September 30, 2026, the remaining principal and interest amount related to the 2024 convertible promissory notes of $5.6 million was outstanding.

Indigo Convertible Promissory Notes

In December 2025, the Company issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million reflecting the discount at issuance.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company issues each Indigo Note at a purchase price equal to 93% of its principal amount. Each Indigo Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 90% of the reference price, which is calculated as the lowest volume-weighted average price (“VWAP”) of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Indigo. The reference price is subject to a floor of 96% of the average VWAP during this three-day period. No interest is payable on the Indigo Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Indigo Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity. Although the Indigo Notes are convertible at the option of the holders, the Indigo Notes are presented as a non-current liability within the unaudited condensed consolidated balance sheets based on their maturity date.

During the three months ended March 31, 2026, the Company issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million based on the discount upon issuance. During the three months ended March 31, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of the Company’s common stock. No additional Indigo Notes were issued after March 31, 2026, and none remained outstanding as of September 30, 2026.

Obsidian Convertible Promissory Notes Purchase Agreement

In March 2026, the Company entered into a convertible promissory note purchase agreement with Obsidian, which provides a facility for the issuance of Obsidian Notes up to $20.0 million in aggregate, which remained fully available as of September 30, 2026. No Obsidian Notes were issued during the three and nine months ended September 30, 2026. No Obsidian Notes remained outstanding as of September 30, 2026.

Each Obsidian Note may be issued at a purchase price equal to 96.5% of its principal amount. Each Obsidian Note matures 24 months from its issuance date and is convertible into the Company’s common stock at any time on or before its maturity date unless redeemed by the Company. The conversion price is 95% of the reference price, which is calculated as the average VWAP of the Company’s common stock over the three trading days prior to the submission of a conversion notice by Obsidian. No interest is payable on the Obsidian Notes, and the Company has an optional redemption right beginning 12 months following the issuance of the Obsidian Notes. Redemption between 12 and 18 months from issuance carries a premium of 7% on the principal amount redeemed, increasing to 14% if redeemed between 18 months and prior to maturity.

Borrowings Pursuant to Term Loan Agreements and Promissory Notes

The amounts in South Korean won (“KRW”) presented below were converted into U.S. dollars based on the exchange rates on the date of each transaction, except for balances as of December 31, 2025 and September 30, 2026, which were converted at the exchange rates on those dates.

KEB Hana Bank

In July 2016, the Company entered into an unsecured term loan agreement with KEB Hana Bank, pursuant to which it borrowed 9.0 billion in KRW ($6.7 million), bearing a variable interest rate (initial annual interest rate of 2.6%), paid monthly, and with an original maturity in July 2017. Anapass, Inc., a related party, provided certificates of deposit as collateral to KEB Hana Bank to secure the Company’s obligations under this loan (see Note 7). Through December 31, 2025, the Company executed several amendments to this term loan agreement with KEB Hana Bank, resulting in (i) a principal balance of KRW 1.0 billion ($0.7 million) bearing interest at 3.1% and maturing in April 2026 and (ii) a principal balance of KRW 8.0 billion ($5.6 million) bearing interest at 4.0% and maturing in July 2026. In April 2026, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to April 2027 for the principal amount of KRW 1.0 billion ($0.7 million) with an annual interest rate of 2.9%. In July 2026, the Company executed an amendment to this term loan with KEB Hana Bank to extend the maturity date to July 2027 for the principal amount of KRW 8.0 billion ($5.2 million) with an annual interest rate of 5.3%. As of September 30, 2026, this term loan had an outstanding principal balance of KRW 9.0 billion ($6.6 million), consisting of KRW 1.0 billion ($0.7 million) bearing interest at 2.9% and maturing in April 2027 and KRW 8.0 billion ($5.9 million) bearing interest at 5.3% and maturing in July 2027.

IBK Industrial Bank

In January 2017, the Company entered into a term loan agreement with IBK Industrial Bank, pursuant to which the Company borrowed KRW 9.2 billion ($6.8 million). The term loan had an original maturity date in January 2018 and bore an annual interest rate of 2.1%. Through December 31, 2025, the Company executed several amendments to this term loan agreement with IBK Industrial Bank, resulting in a principal balance of KRW 9.2 billion ($6.4 million) bearing interest at 3.6% and maturing in November 2026. The interest rate and maturity date did not change through September 30, 2026, this term loan had an outstanding principal balance of KRW 9.2 billion ($6.8 million).

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Mujin Electronics Co., Ltd.

In July 2024, the Company executed an agreement with M-Venture Investment, Inc. and Mujin Electronics Co., Ltd., in which Mujin Electronics Co., Ltd. fully assumed the remaining balance of the term loan originally entered into with M-Venture Investment, Inc. with the same principal amount of KRW 5.0 billion ($3.7 million). The maturity date of the assumed loan at the time of the assignment was January 2025, with an annual interest rate of 6.8%. Through December 31, 2025, the Company executed several amendments to the term loan agreement with Mujin Electronics Co., Ltd., resulting in a principal balance of KRW 5.0 billion ($3.5 million) bearing interest at 6.8% and maturing in April 2026. In April 2026, the Company executed an amendment to this term loan with Mujin Electronics Co., Ltd. to further extend the maturity date to October 2026. As of September 30, 2026, this term loan had an outstanding principal balance of KRW 5.0 billion ($3.7 million) bearing interest at 6.8% and maturing in October 2026. Subsequent to September 30, 2026, the Company partially repaid this term loan and amended certain terms of the term loan (see Note 16).

Anapass, Inc., Related Party

In July 2016, the Company entered into a loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 6.0 billion ($4.5 million) in a promissory note. Interest-only payments are due monthly at 5.5% per annum and the principal amount of the term loan was originally due on the maturity date of July 2017. The loan is collateralized by the Company’s assets as described under the Assets Pledged as Collateral (see Note 7). Through December 31, 2025, the Company executed several amendments to this loan agreement with Anapass, Inc., resulting in a principal balance of KRW 6.0 billion ($4.2 million) bearing interest at 5.5% and maturing in July 2026. In July 2026, the Company partially repaid KRW 2.0 billion ($1.3 million) of the promissory note issued to Anapass, Inc. and entered into an amendment to this promissory note with Anapass, Inc. to extend the maturity date of the promissory note with the remaining outstanding principal of KRW 4.0 billion ($2.6 million) from July 2026 to July 2027 and change the annual interest rate from 5.5% to 7.0%. As of September 30, 2026, this promissory note had an outstanding principal balance of KRW 4.0 billion ($2.9 million) bearing interest at 7.0% and maturing in July 2027.

In May 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.2 million). The term loan matured in May 2023 and carried an annual interest rate of 5.5%. Through December 31, 2025, the Company executed several amendments to this term loan agreement with Anapass, Inc., resulting in a principal balance of KRW 3.0 billion ($2.1 million) bearing interest at 7.0% and maturing in November 2026. The interest rate and maturity date did not change through September 30, 2026, this term loan had an outstanding principal balance of KRW 3.0 billion ($2.2 million). Subsequent to September 30, 2026, the Company amended certain terms of this term loan (see Note 16).

In September 2022, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.0 billion ($3.0 million). The term loan matured in September 2023 and carried an annual interest rate of 5.5%. Through December 31, 2025, the Company executed several amendments to this term loan agreement with Anapass, Inc., resulting in a principal balance of KRW 4.0 billion ($2.8 million) bearing interest at 7.0% and maturing in September 2026. In September 2026, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from September 2026 to September 2027. As of September 30, 2026, this term loan had an outstanding principal balance of KRW 4.0 billion ($2.9 million) bearing interest at 7.0% and maturing in September 2027.

In December 2024, the Company entered into a new term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 5.0 billion ($3.4 million). The term loan had an original maturity date in December 2025 and bore an annual interest rate of 6.5%. Through December 31, 2025, the Company executed an amendment to this term loan agreement with Anapass, Inc., resulting in a principal balance of KRW 5.0 billion ($3.5 million) bearing interest at 7.0% and maturing in December 2026. The interest rate and maturity date did not change through September 30, 2026, this term loan had an outstanding principal balance of KRW 5.0 billion ($3.7 million).

In March 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 4.5 billion ($3.1 million). The term loan matured in March 2026 and carried an annual interest rate of 6.5%. In March 2026, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%, which remained unchanged as of September 30, 2026, when the outstanding principal balance was KRW 4.5 billion ($3.3 million).

In July 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 3.0 billion ($2.1 million). The term loan matured in July 2026 and carried an annual interest rate of 6.5%. In July 2026, the Company executed an amendment to this term loan with Anapass, Inc. to extend the maturity date from July 2026 to July 2027 and change the annual interest rate from 6.5% to 7.0%, which remained unchanged as of September 30, 2026, when the outstanding principal balance was KRW 3.0 billion ($2.2 million).

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 2.0 billion ($1.4 million). The term loan matured in August 2026 and carried an annual interest rate of 6.5%. In August 2026, the Company executed an amendment to this term loan with Anapass, Inc. to extend the maturity date from August 2026 to August 2027 and change the annual interest rate from 6.5% to 7.0%, which remained unchanged as of September 30, 2026, when the outstanding principal balance was KRW 2.0 billion ($1.5 million).

In September 2025, the Company entered into a term loan agreement with Anapass, Inc. pursuant to which the Company borrowed KRW 15.0 billion ($10.7 million). The term loan matured in September 2026 and carried an annual interest rate of 7.0%. In September 2026, the Company executed an amendment to this term loan with Anapass, Inc., to extend the maturity date from September 2026 to September 2027, when the outstanding principal balance was KRW 15.0 billion ($11.1 million).

i Best Investment Co., Ltd.

Between 2022 and 2023, the Company entered into a term loan and security agreement with i Best Investment Co., Ltd. pursuant to which it borrowed principal amounts in six draws with an aggregate principal balance of KRW 14.0 billion ($10.3 million). All of the term loans matured in June 2024 and carried an annual interest rate of 6.5%. Through December 31, 2025, the Company partially repaid an outstanding balance under these term loans in the aggregate amount of KRW 11.0 billion ($7.7 million), and executed an amendment to these term loans with i Best Investment Co., Ltd., resulting in the remaining principal balance of KRW 3.0 billion ($2.1 million) under the first draw bearing interest at 6.5% and maturing in June 2026. In June 2026, the Company amended these term loans to extend the maturity date from June 2026 to September 2026. In July 2026, the Company partially repaid KRW 1.0 billion ($0.6 million) of the outstanding principal amount on its first draw. In September 2026, the Company further amended these term loans to extend the maturity date from September 2026 to December 2026. As of September 30, 2026, this term loan had an outstanding principal balance of KRW 2.0 billion ($1.5 million) bearing interest at 6.5% and maturing in December 2026.

Kyeongho Lee, Related Party

In 2017, the Company entered into two promissory note agreements with Kyeongho Lee pursuant to which the Company borrowed KRW 500.0 million ($0.4 million) each. The promissory notes bear an annual interest rate of 7.5% and 9.0%. In November 2025, the Company executed an amendment to extend the maturity dates of these two promissory notes to November 2026. As of September 30, 2026, these two promissory notes had an outstanding principal balance of KRW 500.0 million ($0.4 million) each bearing interest at 7.5% and 9.0% and both maturing in November 2026.

In November 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 4.0 billion ($2.9 million) at an annual interest rate of 12%. The term loan matured in December 2024. In January and April 2026, the Company partially repaid KRW 1.4 billion ($0.9 million) and KRW 1.7 billion ($1.2 million) of the principal amount of the term loan initially executed in November 2024. In June 2026, the Company paid in full the remaining principal and outstanding accrued interest for the total amount of KRW 0.9 billion ($0.7 million).

In December 2024, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 1.0 billion ($0.7 million) with a maturity date in January 2025 and carried an annual interest rate of 12%. As of September 30, 2026, the term loan had an outstanding principal balance of KRW 1.0 billion ($0.7 million) which remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

In January 2025, the Company entered into a term loan agreement with Kyeongho Lee pursuant to which the Company borrowed KRW 6.5 billion ($4.4 million), which matured in February 2025 and carried an annual interest rate of 12%. As of September 30, 2026, the term loan had an outstanding principal balance of KRW 6.5 billion ($4.8 million), which remains outstanding as of the issuance date of these unaudited condensed consolidated financial statements.

The Company incurs penalties of 3% of principal per month on loans that are past their maturity dates. Such penalties are calculated daily until the principal and accrued interest are paid and are presented within interest expense in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, the Company incurred penalties of $0.5 million and $0.9 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred penalties of $1.6 million and $2.3 million, respectively. Outstanding penalties payable to Kyeongho Lee as of September 30, 2026 were $1.5 million, which is included within accrued and other current liabilities in the unaudited condensed consolidated balance sheet.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

7. Commitments and Contingencies

Litigation

The Company is subject to various claims arising in the ordinary course of business. Although no assurance can be given, the Company believes that it is not a party to any litigation of which the outcome, if determined adversely, would individually, or in the aggregate, be reasonably expected to have a material adverse effect on the business, consolidated operating results, cash flows or financial position of the Company as of September 30, 2026.

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

Purchase Commitments

The Company has certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services that, once the wafers are placed into production, are noncancellable. Otherwise, these production agreements are cancellable at any time, with the Company required to pay all costs incurred through the cancellation date. However, the Company does not have a history of cancelling these agreements once production has started. As of September 30, 2026, the Company had outstanding noncancellable purchase commitments for these production agreements of $0.8 million.

Assets Pledged as Collateral

The Company has provided collateral to Anapass, Inc., a related party (see Note 13), for borrowings from KEB Hana Bank, IBK Industrial Bank and Anapass, Inc. in the principal amount of $6.6 million, $6.8 million and $29.8 million, respectively, as of September 30, 2026, and $6.3 million, $6.4 million and $29.6 million, respectively, as of December 31, 2025 (see Note 6).

The following table includes a summary of the carrying amounts related to collateral provided to Anapass, Inc. (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$16,682	$577
Accounts receivable	484	2,597
Inventory	3,328	947
Property and equipment	3,087	2,411
Other assets	271	337

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

The fair value of the common stock forward liability was reduced to zero during the first quarter of 2026 because the ATM Agreement restricted further sales under the Purchase Agreement. The liability remained at zero as of September 30, 2026.

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

During the nine months ended September 30, 2026, the Company did not sell any shares of common stock under the Purchase Agreement. The Purchase Agreement expired on July 1, 2026.

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

There is no commitment for future sales of additional shares under the ATM Agreement or ATM Offering. During the three and nine months ended September 30, 2026, the Company sold shares of its common stock under the ATM Agreement for gross proceeds of approximately $0.1 million and $55.8 million, respectively, in cash, partially offset by nominal issuance costs and issuance costs of $1.9 million, respectively. As of September 30, 2026, approximately 19.3 million shares of common stock remain available for future issuance under the ATM Agreement.

Release of Excise Tax Liability Assumed in Reverse Recapitalization

In March 2024, in connection with the merger with Concord Acquisition Corp III (“Concord III”), the Company recognized a $3.2 million liability for the U.S. federal excise tax associated with redemptions of Concord III Class A common stock. Because Concord III classified the redeemed shares as temporary equity, the corresponding charge was recorded to accumulated deficit. The Company subsequently accrued related penalties and interest, resulting in a total liability of $3.6 million recorded within accrued and other current liabilities in the condensed consolidated balance sheets as of June 30, 2026.

In November 2025, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued final regulations exempting certain redemptions of stock issued before August 16, 2022, including Concord III Class A common stock.

During the three months ended September 30, 2026, the IRS abated the excise tax assessment and related penalties and interest. The Company therefore reversed the $3.2 million excise tax liability through stockholders’ deficit, consistent with its initial recognition of the liability for the temporary equity-classified instrument by Concord III. The Company also reversed previously accrued penalties and interest, resulting in reductions of $0.3 million in general and administrative expenses and $0.3 million in interest expense, respectively. The IRS also refunded $0.2 million previously paid by the Company, which is presented as a financing cash inflow in the condensed consolidated statements of cash flows.

Common Stock Reserved for Issuance

The Company has reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2026	2025
Common stock warrants	41,838	43,533
Legacy GCT Earnout Shares	20,000	20,000
Shares available for future grant from 2024 Plan	1,039	2,254
Unvested restricted stock units	1,866	1,336
Shares available for future grant from 2024 ESPP	600	600
Convertible promissory notes	500	1,450
Vested and unreleased restricted stock units	445	110
Options issued and outstanding	324	346
Total	66,612	69,629

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Common Stock Warrants

The following table represents a summary of warrants to purchase shares of the Company’s common stock that are outstanding (in thousands, except for exercise price):

Issue Date	September 30, 2026	Exercise Price	Expiration
October 2023	100	$10.00	October 2026
March 2024	23,830	$11.50	March 2029
September 2024	148	$3.02	September 2029
May 2025	10,510	$1.71	November 2030
August 2025	1,400	$2.00	August 2030
September 2025	600	$2.00	September 2030
November 2025	4,750	$2.00	November 2030
February 2026	500	$2.50	February 2029
Total	41,838

10. Stock-Based Compensation

2024 Employee Stock Purchase Plan

In December 2023, the Company’s board of directors adopted the 2024 Employee Stock Purchase Plan, which was subsequently approved by the Company’s stockholders in February 2024 (the “2024 ESPP”), under which eligible employees may be provided with the opportunity to periodically purchase shares of the Company’s common stock at a discount through their accumulated periodic payroll deductions. As of September 30, 2026, the Company had 600,000 shares authorized for issuance under the 2024 ESPP, and no offering periods had started.

2024 Omnibus Incentive Compensation Plan

In March 2024, the Company adopted the 2024 Omnibus Incentive Compensation Plan (the “2024 Plan”), under which 3,983,334 shares of common stock were initially reserved for issuance. The 2024 Plan permits the grant of stock options, stock appreciation rights, stock awards, restricted stock units (“RSUs”), dividend equivalent rights, cash awards, and other awards to employees and non-employees, including members of the board of directors, consultants, or advisors. As of September 30, 2026, the Company had 1,039,453 shares available for issuance under the 2024 Plan.

Common Stock Options

Common stock options outstanding under the 2024 Plan were as follows (in thousands, except per share amounts and years):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	346	$0.11	4.1	$379
Exercised	(22)	$0.11
Balance as of September 30, 2026	324	$0.11	3.4	$653
Vested and expected to vest as of September 30, 2026	324	$0.11	3.4	$653
Exercisable as of September 30, 2026	324	$0.11	3.4	$653

No options were granted during the nine months ended September 30, 2026. As of September 30, 2026, there was no unrecognized compensation cost related to common stock options.

Restricted Stock Units

In May 2025, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2025 RSUs”). The number of shares issuable to each grantee under the 2025 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

at the end of each fiscal quarter between April 1, 2025 and March 31, 2026. The 2025 RSUs were initially classified as a liability and were reclassified to equity as the number of shares to be issued became determinable. Following the determination of the final 144,732 shares during the three months ended March 31, 2026, the 2025 RSUs became fully equity-classified, with no related liability remaining as of September 30, 2026. Upon completion of the required service period, 501,516 RSUs vested on March 31, 2026, of which 167,172 RSUs were settled in common stock in April 2026, and the remaining 334,344 RSUs will be released in future periods, based on the passage of time or upon the occurrence of certain qualifying distribution events.

In September 2025, the Company also granted to its officers 300,000 RSUs that vest annually, in four equal installments, commencing from September 2026 and subject to continuous service.

In April 2026, the Company granted to the members of its board of directors certain share-based awards with a fixed monetary amount of $0.7 million equally allocated among the six grantees (“2026 RSUs”). The number of shares issuable to each grantee under the 2026 RSUs is calculated by dividing one-fourth of the allocated fixed monetary amount by the closing price of the Company’s common stock at the end of each fiscal quarter between April 1, 2026 and March 31, 2027. The RSUs will vest on March 31, 2027, subject to the grantees’ continuous service to the Company through this date, and will be released on the vesting date or in future periods. During the nine months ended September 30, 2026, the Company determined that 133,380 shares became issuable, based on the closing price of the Company’s common stock as of June 30, 2026 and September 30, 2026, to partially settle the liability related to the 2026 RSUs.

In April 2026, the Company granted various employees 500,000 RSUs that vest in eight equal installments on April 1 and May 1, commencing from April 2027 and subject to continuous service. In April 2026, the Company also granted to a certain employee 5,000 RSUs that vest annually, in four equal installments, commencing from April 2027 and subject to continuous service.

In September 2026, the Company granted to its officers 470,000 RSUs that vest annually, in four equal installments, commencing from September 2027 and subject to continuous service. In September 2026, the Company also granted to certain employees 18,200 RSUs that vest annually, in four equal installments, commencing from various dates between March 2027 and September 2027 and subject to continuous service.

Activity for Restricted Stock Units

The RSU activity under the 2024 Plan was as follows (in thousands, except per share amounts):

	Number of RSUs Outstanding	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	1,446	$2.53
Granted	1,271	$1.55
Vested and released	(355)	$1.84
Cancelled	(51)	$1.67
Balance as of September 30, 2026	2,311	$2.12
Vested and unreleased as of September 30, 2026	445	$1.55

As of September 30, 2026, there was $2.5 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.9 years. Any unvested RSUs are forfeited upon separation from the Company. Forfeitures are accounted for as they occur.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Components of Stock-Based Compensation

The following table summarizes stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of revenues	$4	$19	$18	$48
Research and development	71	217	276	578
Sales and marketing	23	49	78	128
General and administrative	252	1,586	767	2,140
Total	$350	$1,871	$1,139	$2,894

Stock-based compensation for the three and nine months ended September 30, 2026 primarily relates to the vesting of RSUs. Stock-based compensation for the three and nine months ended September 30, 2025 primarily relates to the vesting of RSUs and investor warrants.

11. Income Taxes

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2026, the Company’s effective tax rates differ from the statutory rate primarily due to the valuation allowance recorded against the net deferred tax asset balance.

The effective tax rates were (0.8)% and (0.9)% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company was not under examination by any taxing authority.

As of September 30, 2026, the Company had unrecognized tax benefits of $3.5 million, of which $1.7 million would currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing as of September 30, 2026 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded as of September 30, 2026.

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

	September 30, 2026	December 31, 2025
Liability for severance payments, gross	$8,602	$7,859
Plan assets	(282)	(261)
Liability for severance payments, net	$8,320	$7,598

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Related Party Transactions

A summary of balances and transactions with the related parties who are stockholders of the Company were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Anapass	Kyeongho Lee	Anapass	Kyeongho Lee
Borrowings	$29,814	$6,257	$29,619	$8,711
Other current liabilities	34	1,577	38	2,611

The Company recorded interest expense with Anapass, Inc. of $0.5 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

The Company recorded interest expense with Kyeongho Lee of $0.5 million and $1.7 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. Penalties are incurred at 3.0% of principal per month on loans from Kyeongho Lee that are past their maturity dates, calculated daily until the principal and accrued interest are paid (see Note 6).

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

	September 30, 2026	December 31, 2025
United States	$3,205	$2,643
South Korea	937	736
Total	$4,142	$3,379

15. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods indicated because including them would have been antidilutive (in thousands):

	September 30,
	2026	2025
Common stock warrants	41,838	38,783
Legacy GCT Earnout Shares	20,000	20,000
Unvested restricted stock units	1,866	1,390
Sponsor Earnout Shares	571	571
Convertible promissory notes	500	500
Options issued and outstanding	324	347
Total	65,099	61,591

Vested and unreleased RSUs are included in the calculation of basic and diluted net loss per share, even though they are not physically settled in shares of the Company’s common stock.

GCT SEMICONDUCTOR HOLDING, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

16. Subsequent Events

Mujin Electronics Co., Ltd.

In October 2026, the Company partially repaid KRW 2.0 billion ($1.5 million) of the term loan and entered into an amendment with Mujin Electronics Co., Ltd. to extend the maturity date of the term loan with the remaining outstanding principal of KRW 3.0 billion ($2.2 million) from October 2026 to February 2027 and change the annual interest rate from 6.8% to 8.0%.

Anapass, Inc., Related Party

In November 2026, the Company executed an amendment with Anapass, Inc. to extend the maturity date for a term loan of the principal amount of KRW 3.0 billion ($2.2 million) from November 2026 to November 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and related notes included in our Annual Report on Form 10‑K (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 25, 2026.

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

We oversee sales, marketing, and accounting operations from our headquarters in San Jose, California. We conduct product design, development, and customer support through our wholly owned subsidiaries located in South Korea, one of which serves as our research and development center. In addition, we maintain sales offices in Taiwan, China and Japan that provide local sales and technical support.

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

Even as more applications are deployed on 5G networks, we believe that demand for our existing 4G LTE product lineup (4.75G/4.5G/4G, etc.) will continue, because 4G products are expected to coexist in the market with 5G products at lower price points for some time in the same way that 3rd generation (“3G”) products coexisted with 4G products when 4G networks were first deployed. We commenced our first production shipments of our 5G products in the last quarter of 2025. We expect the average sales prices for our 5G chipset to be approximately four times that of our 4G chipset, resulting in a significant increase in revenue and gross margins going forward. We plan to continuously expand our product lineup to support 5G chipsets for future applications such as vehicle-to-everything standard (e.g., C-V2X), 5G-based satellite communication (e.g., Non-Terrestrial Network), and 5G-based IoT standard (e.g., RedCap). Our current chipset products are used in a wide variety of applications, including fixed wireless subscriber terminals (e.g., CPE), mobile wireless routers (e.g., Mobile Router/MiFi), various communication modules and devices, and industrial products.

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

In addition, a shortage of manufacturing capacity can also impact the product development strategies of our major customers, which may, in turn, affect our business operations. For example, in 2022, the supply shortage caused our largest customer to change its priority on product development from 4G to the next generation of 5G products (at a time when our 5G product was not available), which resulted in the reduction of 4G activity and a decline in demand for our products. Currently, significant semiconductor manufacturing capacity is being directed to artificial intelligence (“AI”) applications, resulting in shortages, longer lead times and higher costs in other areas, including 4G/5G connectivity. Similarly, memory manufacturers are prioritizing high-bandwidth memory for AI applications, which has led to a continued shortage of memory chips and significantly longer lead times and higher costs for memory needed by us and our customers.

In the past, the wireless communications industry has experienced pronounced downturns, and these cycles may continue in the future. A future decline in global economic conditions could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or other members of the wireless industry, such as wireless network operators. Inflation, deflation, and economic recessions that adversely affect the global economy and capital markets also adversely affect our customers and our end consumers. For example, our customers’ ability to purchase or pay for our products and services, obtain financing, and upgrade wireless networks could be adversely affected, which may lead to many networking equipment providers slowing their research and development activities, canceling or delaying new product development, reducing their inventories, and taking a cautious approach to acquiring our products, which would have a significant negative impact on our business. If this situation were to occur, it could adversely affect our operating results, cash flow, and financial condition. In the future, any of these trends may also cause our operating results to fluctuate significantly from year to year, which may increase the volatility of our stock price.

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

For the Three Months Ended September 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Three Months Ended September 30,
	2026	2025	$ change	% change
Net revenues:
Product	$499	$148	$351	237%
Service	570	282	288	102%
Total net revenues	1,069	430	639	149%
Cost of net revenues:
Product	1,034	1,419	(385)	(27)%
Service	119	61	58	95%
Total cost of net revenues	1,153	1,480	(327)	(22)%
Gross loss	(84)	(1,050)	966	(92)%
Operating expenses:
Research and development	3,328	3,258	70	2%
Sales and marketing	1,026	1,048	(22)	(2)%
General and administrative	2,934	3,898	(964)	(25)%
Total operating expenses	7,288	8,204	(916)	(11)%
Loss from operations	(7,372)	(9,254)	1,882	(20)%
Interest expense	(895)	(1,783)	888	(50)%
Gain (loss) on foreign currency transactions, net	(5,382)	1,320	(6,702)	(508)%
Change in fair value of common stock forward liability	—	16	(16)	(100)%
Change in fair value of common stock warrant liabilities	6,214	(3,812)	10,026	(263)%
Change in fair value of convertible promissory notes	(42)	(164)	122	(74)%
Other income, net	165	6	159	2,650%
Loss before provision for income taxes	(7,312)	(13,671)	6,359	(47)%
Provision for income taxes	76	178	(102)	(57)%
Net loss	$(7,388)	$(13,849)	$6,461	(47)%

Net Revenues

Net revenues increased by $0.6 million, from $0.4 million for the three months ended September 30, 2025 to $1.1 million for the three months ended September 30, 2026 due to a $0.4 million increase in product sales and a $0.3 million increase in service revenues.

Product sales increased by $0.4 million, from $0.1 million for the three months ended September 30, 2025 to $0.5 million for the three months ended September 30, 2026. The increase was primarily driven by a $0.2 million increase in 5G product sales, reflecting continued growth in demand, and a $0.2 million increase in 4G product sales.

Service revenues increased by $0.3 million, from $0.3 million for the three months ended September 30, 2025 to $0.6 million for the three months ended September 30, 2026. The increase was primarily attributable to a $0.5 million increase in 5G service revenue recognized during the third quarter of 2026, partially offset by a $0.2 million decrease in LTE service revenue due to the completion of a service project during the third quarter of 2025.

Cost of Net Revenues

Cost of net revenues decreased by $0.3 million, from $1.5 million for the three months ended September 30, 2025 to $1.2 million for the three months ended September 30, 2026.

Product costs decreased by $0.4 million, from $1.4 million for the three months ended September 30, 2025 to $1.0 million for the three months ended September 30, 2026. The decrease was primarily attributable to a $0.7 million reduction in inventory write-downs recorded during the three months ended September 30, 2025 and a $0.4 million reduction in allocated overheads costs during the three months ended September 30, 2025. These decreases were partially offset by a $0.6 million increase in direct manufacturing and related costs associated with higher sales of 5G products and a $0.2 million increase in depreciation expense related to 5G mask sets.

Changes in service costs were not material.

Our gross margin for the three months ended September 30, 2026 and 2025 is negative and not representative of our expectations regarding profitability of our products and services in future reporting periods.

Research and Development Expenses

Research and development expenses remained relatively consistent at $3.3 million for each of the three months ended September 30, 2026 and 2025.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively consistent at $1.0 million for each of the three months ended September 30, 2026 and 2025.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million, from $3.9 million for the three months ended September 30, 2025 to $2.9 million for the three months ended September 30, 2026. The decrease was primarily due to a $1.3 million decrease in stock-based compensation expense related to the issuance of equity-classified common stock warrants to certain investors during the third quarter of 2025. This decrease was partially offset by a $0.4 million increase in general and administrative expenses, primarily due to higher bad debt expense.

Interest Expense

Interest expense decreased by $0.9 million, from $1.8 million for the three months ended September 30, 2025 to $0.9 million for the three months ended September 30, 2026. The decrease was primarily due to a $0.6 million reduction in interest associated with the excise tax on share redemptions liability, which included a $0.3 million reversal of previously accrued interest recorded as a reduction of interest expense following the release of the related liability in the third quarter of 2026. Additionally, there was a $0.3 million decrease in interest on other borrowings due to lower average outstanding debt balances.

Gain (Loss) on Foreign Currency Transactions, net

Foreign currency transactions resulted in a loss of $5.4 million for the three months ended September 30, 2026 and a gain of $1.3 million for the three months ended September 30, 2025. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. During the third quarter of 2025, the South Korean won depreciated against the U.S. dollar, resulting in foreign currency gains, while during the third quarter of 2026, the South Korean won appreciated against the U.S. dollar, resulting in foreign currency losses.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in a gain of $6.2 million for the three months ended September 30, 2026 and a loss of $3.8 million for the three months ended September 30, 2025. For the public warrants, the gain for the three months ended September 30, 2026 was primarily driven by a decrease in the quoted market price of our common stock warrants, while the loss for the three months ended September 30, 2025 was primarily driven by an increase in the quoted market price of our common stock warrants. For the private placement warrants, the gain for the three months ended September 30, 2026 was primarily driven by a decrease in the quoted market price of our common stock, partially offset by an increase in the expected volatility assumption used in the Black-Scholes valuation model, while the loss for the three months ended September 30, 2025 was primarily driven by an increase in the expected volatility assumption used in the Black-Scholes valuation model.

For the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our historical results for the periods indicated and the changes between periods (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ change	% change
Net revenues:
Product	$1,373	$647	$726	112%
Service	2,587	1,461	1,126	77%
Total net revenues	3,960	2,108	1,852	88%
Cost of net revenues:
Product	2,970	2,208	762	35%
Service	353	484	(131)	(27)%
Total cost of net revenues	3,323	2,692	631	23%
Gross profit (loss)	637	(584)	1,221	(209)%
Operating expenses:
Research and development	9,791	10,868	(1,077)	(10)%
Sales and marketing	3,271	3,187	84	3%
General and administrative	8,494	9,947	(1,453)	(15)%
Total operating expenses	21,556	24,002	(2,446)	(10)%
Loss from operations	(20,919)	(24,586)	3,667	(15)%
Interest expense	(3,916)	(4,385)	469	(11)%
Gain (loss) on foreign currency transactions, net	(2,024)	(1,876)	(148)	8%
Change in fair value of common stock forward liability	3	311	(308)	(99)%
Change in fair value of common stock warrant liabilities	(9,231)	(3,173)	(6,058)	191%
Change in fair value of convertible promissory notes	(1,548)	(340)	(1,208)	355%
Other income, net	317	16	301	1,881%
Loss before provision for income taxes	(37,318)	(34,033)	(3,285)	10%
Provision for income taxes	312	322	(10)	(3)%
Net loss	$(37,630)	$(34,355)	$(3,275)	10%

Net Revenues

Net revenues increased by $1.9 million, from $2.1 million for the nine months ended September 30, 2025 to $4.0 million for the nine months ended September 30, 2026. This change was due to an increase of $0.7 million in product sales and $1.1 million in service revenues.

Product sales increased by $0.7 million, from $0.6 million for the nine months ended September 30, 2025 to $1.4 million for the nine months ended September 30, 2026. The increase primarily reflected a $0.7 million increase in sales of 5G products and a $0.1 million increase in sales of 4G products, partially offset by a $0.2 million increase in sales returns and allowances.

Service revenues increased by $1.1 million, from $1.5 million for the nine months ended September 30, 2025 to $2.6 million for the nine months ended September 30, 2026. The increase was primarily due to a $2.5 million increase in 5G service revenue, partially offset by a $1.4 million decrease in LTE revenue as our service portfolio shifted to 5G service offering.

Cost of Net Revenues

Cost of net revenues increased by $0.6 million, from $2.7 million for the nine months ended September 30, 2025 to $3.3 million for the nine months ended September 30, 2026.

Product costs increased by $0.8 million from $2.2 million for the nine months ended September 30, 2025 to $3.0 million for the nine months ended September 30, 2026. The increase in product costs was primarily attributable to a $1.1 million increase in direct manufacturing and related costs associated with higher sales of 5G products, and a $0.5 million increase in depreciation related to mask sets placed into service since the fourth quarter of 2025. These increases were partially offset by a $0.7 million reduction in inventory write-down charges recorded during the nine months ended September 30, 2025.

Changes in service costs were not material.

Our gross margin for the nine months ended September 30, 2026 and 2025 was 16% and negative, respectively, and is not representative of the profitability of our products and services in future periods.

Research and Development Expenses

Research and development expenses decreased by $1.1 million, from $10.9 million for the nine months ended September 30, 2025 to $9.8 million for the nine months ended September 30, 2026. The decrease primarily reflected a $0.7 million reduction in professional services provided by a third-party vendor, following the completion of a 5G chip development project in the second quarter of 2025, a $0.5 million reduction in project-specific intellectual property expenses, a $0.3 million decrease in chip design software license costs following the discontinuation of certain licenses at the end of 2025 and a $0.3 million decrease in stock-based compensation expense. These decreases were partially offset by a $0.7 million increase in other research and development costs, primarily related to 5G pre-production activities.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively consistent at $3.3 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $1.5 million, from $9.9 million for the nine months ended September 30, 2025 to $8.5 million for the nine months ended September 30, 2026. The decrease was primarily attributable to a $1.4 million decrease in stock-based compensation expense related to the issuance of equity-classified common stock warrants to certain investors in the nine months ended September 30, 2025, a $0.2 million decrease in professional services fees, primarily due to lower legal expenses, and a $0.2 million decrease in temporary and contracting services, partially offset by net increases in other general and administrative expenses of $0.3 million.

Interest Expense

Interest expense decreased by $0.5 million, from $4.4 million for the nine months ended September 30, 2025 to $3.9 million for the nine months ended September 30, 2026. The decrease primarily reflected a $0.7 million reduction in interest associated with the excise tax on share redemptions, which included a $0.3 million reversal of previously accrued interest recorded as a reduction of interest expense following the release of the related liability in the third quarter of 2026, and a $0.2 million decrease in interest on other borrowings. These decreases were partially offset by a $0.2 million increase in expense associated with the issuance of liability-classified common stock warrants to an existing investor and a $0.1 million increase in other debt-related fees associated with our convertible promissory note arrangements.

Gain (Loss) on Foreign Currency Transactions, net

Foreign currency transactions resulted in losses of $2.0 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. The primary factor behind these fluctuations is our term loans portfolio, which is largely denominated in the South Korean won. During each of the nine months ended September 30, 2026 and 2025, the South Korean won appreciated against the U.S. dollar, resulting in foreign currency losses.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of common stock warrant liabilities resulted in losses of $9.2 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively. For the public warrants, the losses were primarily driven by an increase in the quoted market price of our common stock warrants. For the private placement warrants, the losses reflected both the increase in quoted market price of our common stock and an increase in the expected volatility assumption used in the Black-Scholes valuation model.

Change in Fair Value of Convertible Promissory Notes

Losses from changes in fair value of convertible promissory notes were $1.5 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in expense was primarily attributable to a $1.3 million increase in the fair value of the Indigo Notes reflecting the discount on their issuance recognized prior to their conversion into common stock during the first quarter of 2026.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through cash receipts from customers, the issuance of convertible promissory notes, borrowings, the issuance of capital stock, and the exercise of stock options.

With limited exceptions, we have incurred, and expect to continue to incur, significant operating losses. For the nine months ended September 30, 2026 and 2025, we had a net loss of $37.6 million and $34.4 million, respectively. For the nine months ended September 30, 2026 and 2025, we used $32.5 million and $23.5 million in cash in operating activities, respectively. As of September 30, 2026, we had an accumulated deficit of $639.9 million. Our unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or on the amounts and classification of liabilities, that might be necessary if we are unable to obtain adequate financing in the future. We undertake various activities to finance our operations, as further discussed below.

At-Market Offering

In April 2025, we entered into an at-market issuance sales agreement (“ATM Agreement”) with B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, acting as sales agents, pursuant to which we may sell shares of our common stock through at-market offerings or to the sales agents as principal purchasers (“ATM Offering”). In June 2026, we amended the ATM Agreement to increase the maximum aggregate gross proceeds from $75.0 million to $120.0 million. As there is no commitment for future sales of additional shares under the at-market issuance sales agreement or the ATM Offering, we cannot predict how much, if any, additional proceeds may be realized. During the nine months ended September 30, 2026, we received net proceeds of approximately $53.9 million in cash related to the ATM Offering. From April 2025 through September 30, 2026, the Company sold shares of its common stock under the ATM Agreement for gross proceeds of approximately $58.1 million in cash, partially offset by issuance costs of $1.9 million. As of September 30, 2026, approximately $61.9 million of gross proceeds remain available for future issuance under the ATM Agreement.

Related Party Borrowings from Dr. Kyeongho Lee and Anapass, Inc.

In November and December 2024, we entered into term loan agreements with Dr. Kyeongho Lee (“Kyeongho Lee”), the chairman of our board of directors, pursuant to which we borrowed $2.9 million and $2.1 million, originally maturing in December 2024 and January 2025, respectively. In October 2025, we partially repaid to Kyeongho Lee $1.4 million of the term loans originally entered into in December 2024. In January and April 2026, we partially repaid to Kyeongho Lee $0.9 million and $1.2 million of the term loan originally entered into in November 2024. In June 2026, we fully paid off the remaining loan of $0.7 million originally entered into in November 2024. The remainder of the term loan originally entered into in December 2024 is outstanding as of September 30, 2026. In January 2025, we entered into a term loan agreement with Kyeongho Lee, pursuant to which we borrowed $4.4 million maturing in February 2025, which remained outstanding as of September 30, 2026. For the nine months ended September 30, 2026, we incurred penalties of 3% of principal per month on loans in the amount of $1.6 million that are past their maturity dates, calculated daily until the principal and accrued interest are paid. Outstanding penalties payable to Kyeongho Lee as of September 30, 2026 are $1.5 million.

In December 2024, we entered into a term loan agreement with Anapass, Inc., our major stockholder, pursuant to which we borrowed $3.4 million maturing in December 2025. In December 2025, we executed an amendment with Anapass, Inc. to extend the maturity date from December 2025 to December 2026 and change the annual interest rate from 6.5% to 7.0%. In March 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $3.1 million maturing in March 2026. In July 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $2.1 million maturing in July 2026. In July 2026, we executed an amendment with Anapass, Inc. to extend the maturity date from July 2026 to July 2027 for the term loan with a principal amount of $2.1 million and change the annual interest rate from 6.5% to 7.0%. In August 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $1.4 million maturing in August 2026. In August 2026, we executed an amendment with Anapass, Inc. to extend the maturity date from August 2026 to August 2027 and change the annual interest rate from 6.5% to 7.0%. In September 2025, we entered into a term loan agreement with Anapass, Inc., pursuant to which we borrowed $10.7 million maturing in September 2026. In September 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in September 2025 with a principal of $10.7 million from September 2026 to September 2027. In March 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in March 2025 with a principal of $3.1 million from March 2026 to March 2027 and change the annual interest rate from 6.5% to 7.0%. In July 2026, we partially repaid KRW 2.0 billion ($1.3 million) of the promissory note originally issued to Anapass, Inc. in July 2016 with a principal of KRW 6.0 billion ($4.5 million) and entered into an amendment with Anapass, Inc. to extend the maturity date of the promissory note with the remaining outstanding principal of KRW 4.0 billion ($2.6 million) from July 2026 to July 2027 and change the annual interest rate from 5.5% to 7.0%. In September 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in September 2022 with a principal of $3.0 million from September 2026 to September 2027. In November 2026, we executed an amendment with Anapass, Inc. to extend the maturity date of the term loan originally entered into in May 2022 with a principal of $2.2 million from November 2026 to November 2027.

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

In December 2025, we issued two Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $1.9 million, reflecting the discount at issuance. In December 2025, the first Indigo Note was converted into 903,710 shares of our common stock. During the nine months ended September 30, 2026, we issued three Indigo Notes, each with a principal amount of $1.0 million, and received gross proceeds of $2.8 million, reflecting the discount at issuance. During the nine months ended September 30, 2026, the Indigo Notes with principal amount of $4.0 million converted into 4.4 million shares of common stock. No Indigo Notes remained outstanding as of September 30, 2026.

Obsidian Convertible Promissory Notes

In March 2026, we entered into a convertible promissory note purchase agreement with Obsidian Global GP, LLC (“Obsidian”), which provides for the issuance of convertible promissory notes of up to $20.0 million in aggregate (“Obsidian Notes” or “Obsidian Facility”). As of September 30, 2026, no Obsidian Notes have been issued.

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

As of September 30, 2026, our existing sources of liquidity include $17.2 million in cash and cash equivalents. Our current sources of available financing include convertible debt and equity offerings, including under the ATM Offering, the Indigo Facility, the Obsidian Facility, and debt financings and extensions with lenders, including related parties. These external sources represent potential unused liquidity; however, the amount and timing of any proceeds depend on market conditions, contractual limitations, and our ability to satisfy applicable conditions. As of September 30, 2026, we have borrowings with a total principal amount of $52.4 million, which are contractually due within 12 months from this Quarterly Report. In addition, we have borrowings with a total principal amount of $2.2 million and a convertible promissory note with a principal amount of $5.0 million, which are contractually due between one and two years from this Quarterly Report. We will need to start generating positive cash flows, renegotiate our existing debt obligations and raise additional capital through debt or equity financing. There can be no assurance that such additional debt or equity financing will be available on terms acceptable to us or at all.

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

We intend to mitigate the risk of a working capital deficit by continuing to pursue our 5G sales strategy and execute appropriate actions to secure funding as a publicly traded company, including the extension and refinancing of existing loans, public or private equity offerings, debt financings, and other means. In the second fiscal quarter of 2025, we filed a universal shelf registration statement on Form S-3 that allows us to raise up to $200.0 million through the issuance of our securities, including the ATM Offering. From April 2025 through September 30, 2026, the Company sold shares of its common stock under the ATM Agreement for gross proceeds of approximately $58.1 million in cash, partially offset by issuance costs of $1.9 million. As of September 30, 2026, approximately $61.9 million of gross proceeds remain available for future issuance under the ATM Agreement.

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

Cash Flow Comparison for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(32,503)	$(23,452)
Net cash used in investing activities	(2,158)	(1,143)
Net cash provided by financing activities	52,093	31,066
Effect of exchange rate changes on cash and cash equivalents	(867)	437
Net change in cash and cash equivalents	$16,565	$6,908

Overview of Cash Flows

During the nine months ended September 30, 2026 and 2025, we funded our operations primarily through financing activities. For the nine months ended September 30, 2026, such activities consisted primarily of proceeds from sales of common stock. For the nine months ended September 30, 2025, such activities consisted primarily of proceeds from sales of common stock and borrowings from related parties. We remain dependent on cash inflows from financing activities to fund our operating expenses. The repayment of the outstanding borrowings will require a combination of cash generated from future operations, additional financing activities, and renegotiation of maturity dates. We are continuously evaluating our capital structure and cash flow projections as we work towards meeting our debt obligations and other liabilities.

Operating Activities

Cash used in operating activities of $32.5 million during the nine months ended September 30, 2026, was primarily attributable to our net loss of $37.6 million and a net change in our operating assets and liabilities of $10.5 million, partially offset by non-cash adjustments of $15.6 million. Non-cash adjustments consisted primarily of a $9.2 million loss from the change in fair value of warrant liabilities, an increase of $1.6 million in provision for credit losses, a $1.5 million loss from the change in fair value of convertible promissory notes, $1.1 million in stock-based compensation, $0.9 million in depreciation and amortization charges, $0.5 million in amortization of operating lease right-of-use assets, $0.5 million in write-off of contract assets, and $0.2 million related to the fair value of common stock warrants issued in connection with a convertible note extension. The change in our operating assets and liabilities of $10.5 million primarily resulted from an increase of $6.5 million in prepaid expenses and other current assets, a decrease of $2.6 million in accrued and other current liabilities, an increase of $2.4 million in inventory, a decrease of $0.5 million in lease liabilities, and a decrease of $0.4 million in accounts payable partially offset by a decrease of $0.8 million in contract assets, a decrease of $0.5 million in accounts receivable, an increase of $0.3 million in net defined benefit liabilities, and an increase of $0.3 million in other liabilities.

Cash used in operating activities of $23.5 million during the nine months ended September 30, 2025, was primarily attributable to our net loss of $34.4 million, partially offset by non-cash adjustments of $8.5 million and a net change in our operating assets and liabilities of $2.4 million. Non-cash adjustments consisted primarily of a $3.2 million loss from the change in fair value of warrant liabilities, $2.9 million in stock-based compensation, a $1.4 million increase in provision for credit losses, $0.5 million in amortization of operating lease right-of-use assets, $0.5 million in depreciation and amortization charges, and a $0.3 million loss from the change in fair value of convertible promissory notes, partially offset by a $0.3 million gain from the change in fair value of common stock forward liability. The change in our operating assets and liabilities of $2.4 million primarily resulted from a decrease of $1.1 million in inventory primarily due to inventory write-downs, an increase of $1.2 million in accrued and other current liabilities, an increase of $1.0 million in net defined benefit liabilities, a decrease of $0.7 million in accounts receivable, a decrease of $0.4 million in prepaid expenses and other current assets, and a $0.1 million decrease in other assets, partially offset by a decrease of $0.8 million in lease liabilities, an increase of $0.5 million in contract assets, a decrease of $0.4 million in other taxes payable, and a decrease of $0.2 million in other liabilities.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2026 and 2025 was related solely to the purchases of property and equipment.

Financing Activities

Cash provided by financing activities of $52.1 million during the nine months ended September 30, 2026, primarily consisted of $55.8 million in proceeds from the issuance of common stock under the ATM Agreement and $2.8 million in proceeds from the issuance of convertible promissory notes, partially offset by a $4.8 million repayment of our borrowings and a $1.9 million payment of common stock issuance costs.

Cash provided by financing activities of $31.1 million during the nine months ended September 30, 2025 primarily consisted of $21.8 million in proceeds from borrowings, $11.0 million gross proceeds received from the issuance of common stock in a registered direct offering, and $1.5 million in proceeds from the issuance of common stock under the ATM Agreement, partially offset by a $2.2 million repayment of our borrowings and a $1.2 million payment of common stock issuance costs.

Commitments and Contractual Obligations

We have material commitments and contractual obligations, including leases, purchase commitments, and research and development agreements. We have various operating leases, under which we lease office equipment and office space. The operating leases have various expiration dates through 2028.

We have certain commitments for outstanding purchase orders related to the manufacture of certain wafers utilized by the Company and other services. See Note 7 to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding our additional commitments and contractual obligations.

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

Provision for Credit Losses

Accounts receivable balances are primarily derived from revenues earned from customers located in the United States, China, South Korea, Japan, and Taiwan. We perform ongoing credit evaluations of the financial condition of our customers and distributors, and generally do not require collateral from our customers. We continuously monitor collections and payments from customers and maintain a provision for credit losses based on the collectibility of our customer accounts. We review the provision by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer’s ability to pay. Uncollectible receivables are written off when all efforts to collect have been exhausted and recoveries are recognized when they are recovered. We cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. A significant change in the liquidity or financial position of any of our significant customers could materially affect the collectibility of our accounts receivable and our future operating results. The provision for credit losses was $5.6 million and $4.0 million as of September 30, 2026 and December 31, 2025, respectively.

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

Our EGC status commenced upon the completion of the initial public offering of Concord Acquisition Corp III, our predecessor, in November 2021, and is expected to expire in the fourth quarter of 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company,” as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

GCT Semiconductor Holding, Inc.

Date: November 12, 2026	By:	/s/ John Schlaefer
	Name:	John Schlaefer
	Title:	Chief Executive Officer

GCT Semiconductor Holding, Inc.

Date: November 12, 2026	By:	/s/ Edmond Cheng
	Name:	Edmond Cheng
	Title:	Chief Financial Officer